Form 10-Q
period 2024-09-30
Primo Brands Corp
filed 2024-12-17
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

Commission file number- 001-31410
PRIMO BRANDS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		99-3483984
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1150 Assembly Drive, Suite 800, Tampa, Florida 33607		900 Long Ridge Road, Building 2, Stamford, Connecticut 06902
(Address of principal executive offices, including zip code)
(813) 544-8515
(Registrant's telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	PRMB	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2024 there were 314,797,024 shares of Class A common stock, par value $0.01 per share, and 64,512,579 shares of Class B common stock, par value $0.01 per share, outstanding.

Explanatory Note
On November 8, 2024, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation (“Primo Brands”, or the “Company”), consummated the transactions contemplated by that certain Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto, dated as of October 1, 2024 (as amended, the “Arrangement Agreement”), by and among Primo Water Corporation, a company existing under the laws of Ontario (“Primo Water”), Triton Water Parent, Inc., formerly a Delaware corporation (“BlueTriton”), the Company, formerly a wholly-owned subsidiary of BlueTriton, Triton Merger Sub 1, Inc., formerly a wholly-owned subsidiary of the Company (“Merger Sub”), and 1000922661 Ontario Inc., formerly a wholly-owned subsidiary of the Company (“Amalgamation Sub”). As contemplated by the Arrangement Agreement: (i) Amalgamation Sub, by way of a court-approved statutory plan of arrangement pursuant to the provisions of the Business Corporations Act (Ontario), acquired all of the issued and outstanding shares of Primo Water (other than any such shares held by Amalgamation Sub or any of its affiliates) (“Primo Shares”) in exchange for shares of Class A common stock, par value $0.01 per share, of Primo Brands (the “Class A common stock”) on a 1:1 basis, resulting in former equity owners of Primo Water holding shares of Class A common stock representing approximately 43% of the Fully Diluted Shares (as defined herein), followed immediately by an amalgamation of Primo Water and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of Primo Brands (the “Arrangement”); (ii) immediately following the Arrangement, Merger Sub was merged with and into BlueTriton (the “Merger”), with BlueTriton surviving the Merger as a wholly-owned subsidiary of Primo Brands; (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton, as the surviving company in the Merger, was merged with and into Primo Brands (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “Transaction”), with Primo Brands being the surviving corporation in the Subsequent Merger; (iv) in connection with the Subsequent Merger, each share of common stock of BlueTriton issued and outstanding immediately prior to the Merger (other than shares cancelled in accordance with the Arrangement Agreement) were converted into shares of Class A common stock or shares of Class B common stock, par value $0.01 per share of the Company (the “Class B common stock”) such that the prior stockholder of BlueTriton and its affiliates hold shares of Class A common stock and Class B common stock (collectively, the “Shares”) representing approximately 57% of the Fully Diluted Shares (as defined below); and (v) as a result of the Transaction, Primo Water and Triton Water Intermediate, Inc., previously a wholly-owned subsidiary of BlueTriton, became wholly-owned subsidiaries of the Company.
Pursuant to the Arrangement, each option, whether vested or unvested (each, a “Primo Option”), to acquire Primo Shares granted pursuant to Primo Water’s 2018 Equity Incentive Plan or Amended and Restated Primo Water Corporation Equity Incentive Plan (collectively, and each as amended prior to the Transaction, the “Primo Stock Plans”) or otherwise, which was outstanding immediately prior to the Transaction, was automatically converted into, and thereafter evidences, an option to acquire Class A common stock in an amount equal to the number of Primo Shares previously underlying such Primo Option (each, a “Primo Brands Replacement Option”) at an exercise price per share equal to the per share exercise price of the Primo Option.
Pursuant to the Arrangement, each restricted stock unit, whether vested or unvested, with respect to Primo Shares subject to time-based vesting granted pursuant to the Primo Stock Plans or otherwise (each, a “Primo RSU”), which was outstanding immediately prior to the Transaction, was automatically assumed and converted into a restricted stock unit award to acquire Class A common stock in an amount equal to the number of Primo Shares previously underlying such Primo RSU (each, a “Primo Brands Replacement RSU”). Each such Primo Brands Replacement RSU so assumed and converted continues to have, and is subject to, the same terms and conditions as applied to the Primo RSU immediately prior to the Transaction.
Each restricted stock unit, whether vested or unvested, with respect to Primo Shares subject to performance-based vesting granted pursuant to the Primo Stock Plans or otherwise (each, a “Primo PSU” and, together with Primo Options, Primo RSUs, and other equity interests granted as compensation or otherwise in respect of service, whether or not granted pursuant to the Primo Stock Plans, collectively, the “Primo Equity Awards”), which was outstanding immediately prior to the Transaction, was automatically assumed and converted into a restricted stock unit award to acquire Class A common stock in an amount equal to the number of Primo Shares previously underlying such Primo PSU based on progress against performance targets to date (each, a “Primo Brands Conversion RSU” and, together with the Primo Brands Replacement Options and Primo Brands Replacement RSUs, the “Primo Brands Replacement Awards”). Each such Primo Brands Conversion RSU has a time-based vesting period equal to the remaining performance period of such Primo PSU prior to the Transaction.
As used herein, “Fully Diluted Shares” refers to the sum of (i) the aggregate number of shares of Class A common stock and Class B common stock issued and outstanding, plus (ii) the aggregate maximum number of shares of Class A common stock issuable in respect of any equity interests of the Company, including with respect to Primo Brands Replacement Options, Primo Brands Replacement RSUs, and Primo Brands Conversion RSUs, in each case, that were outstanding or deemed outstanding at the time of the Transaction (and assuming the vesting in full of any of the foregoing subject to vesting or similar conditions).
On November 8, 2024, the Company became the successor issuer to Primo Water pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(e) under the Exchange Act, the Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the related rules and regulations. On November 11, 2024, the Company’s Class A common stock began regular-way trading on the New York Stock Exchange under the ticker symbol “PRMB”.
Prior to the Transaction, BlueTriton shares were not registered shares under the Exchange Act and therefore, BlueTriton was not subject to the reporting requirements under the Exchange Act. It was determined that BlueTriton is the accounting acquirer and as such, Primo Brands is providing supplemental disclosures in Appendix I regarding BlueTriton, pursuant to instructions to the Quarterly Report on Form 10-Q (the “Form 10-Q”) and Rule 10-01 of Regulation S-X for interim financial statements. As BlueTriton is the accounting acquirer and predecessor of Primo Brands, BlueTriton’s results will be included for all periods reported and the accounting policies and practices of BlueTriton will be applied by Primo Brands after the Transaction. Primo Water’s results will be included in the Company’s consolidated results effective November 9, 2024.
As a result of the Transaction, Primo Water is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, the Company is providing supplemental disclosures in Appendix II regarding Primo Water, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. The information contained in Appendix II is incorporated by reference and should be read in conjunction with this Primo Brands Form 10-Q for the quarter ended September 30, 2024.
Since the Transaction was completed after the end of the September 30, 2024 reporting period covered by this Form 10-Q, this filing reflects the results of Primo Brands for periods prior to the Transaction. The information contained in Appendix I and II reflects the individual results of BlueTriton and Primo Water for periods prior to the Transaction and does not include any adjustments that may be required as a result of the application of the acquisition method of accounting.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our expectations and objectives for future operations, capital resources and liquidity following the Transaction.
The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” as well as in any subsequent filings. The forward-looking statements in this Form 10-Q are based upon information available to us as of the date of this Form 10-Q, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits and appendices to this Form 10-Q with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

PRIMO BRANDS CORPORATION

PRIMO BRANDS CORPORATION
BALANCE SHEET
(UNAUDITED)

($ in thousands, except share and per share amounts)
September 30, 2024
ASSETS
Total assets	$—

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Related party accruals	2
Total current liabilities	2
Commitments and contingencies
Shareholder’s Equity:
Common stock, $0.01 par value,1,000 shares authorized, 100 issued and outstanding at September 30, 2024	—
Additional paid-in capital	—
Accumulated deficit	(2)
Total shareholder’s equity	$(2)
Total liabilities and shareholder’s equity	$—

The accompanying notes are an integral part of these unaudited financial statements

PRIMO BRANDS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

($ in thousands, except share and per share values)	Three Months Ended September 30, 2024	Period from June 10, 2024 through September 30, 2024
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—
Other operating expenses	—	2
Operating loss	—	(2)
Interest and financing expense	—	—
Loss before income taxes	—	(2)
Provision for income taxes	—	—
Net loss	$—	$(2)

Basic and diluted loss per share	$—	$(20.00)
Basic and diluted weighted average number of shares outstanding	100	100

The accompanying notes are an integral part of these unaudited financial statements

PRIMO BRANDS CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

($ in thousands)	Period from June 10, 2024 through September 30, 2024
Cash flows from operating activities:
Net loss	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Related party accruals	2
Net cash provided by operating activities	$—
Cash flows from investing activities:
Net cash provided by investing activities	$—
Cash flows from financing activities:
Net cash provided by financing activities	$—
Net change in cash, cash equivalents, and restricted cash	—
Cash, cash equivalents, and restricted cash at beginning of period	—
Cash, cash equivalents, and restricted cash at end of period	$—

The accompanying notes are an integral part of these unaudited financial statements

PRIMO BRANDS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF THE BUSINESS
On June 10, 2024, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation (“Primo Brands”, or the “Company”) was formed in contemplation of transactions detailed by the Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as later amended by Amendment No. 1 thereto, dated as of October 1, 2024 (as amended, the “Arrangement Agreement”). Through a series of transactions Triton Water Parent, Inc. (“BlueTriton”) and Primo Water Corporation (“Primo Water”) merged, becoming wholly owned subsidiaries of the Company (the actions which are collectively referred to hereafter as the “Merger”).
As of September 30, 2024, Primo Brands had not commenced operations, had no significant assets or liabilities and had not conducted any material activities, other than those incidental to its formation and those undertaken in connection with the transactions pursuant to the Arrangement Agreement.
On November 8, 2024, Primo Brands consummated the transactions contemplated by the Arrangement Agreement. Immediately following the completion of the Merger, former Primo Water stockholders and the former BlueTriton stockholder owned approximately 43% and 57% of Fully Diluted Shares (as defined below), respectively.
As used herein, “Fully Diluted Shares” refers to the sum of (i) the aggregate number of shares of Class A common stock, par value $0.01 per share, of the Company (the “Class A common stock”) and Class B common stock, par value $0.01 per share, of the Company (the “Class B common stock”), issued and outstanding, plus (ii) the aggregate maximum number of Class A common stock issuable in respect of any equity interests of the Company, including with respect to replacement share-based compensation awards to associates of Primo Water, in each case, that were outstanding or deemed outstanding (and assuming the vesting in full of any of the foregoing subject to vesting or similar conditions).
Following the Merger, Primo Brands, through its subsidiaries, produces and sells national and regional spring water brands, purified national water and flavored water brands which are sold direct to wholesalers, grocery stores or other retailers and direct-to-consumer, office and retailer beverage delivery services. The Company is also a distributor for select third-party beverage brands.
Since the Merger was completed after the end of the third quarter ended September 30, 2024, this Form 10-Q reflects the results of Primo Brands on a stand-alone basis for periods prior to the Merger.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim financial statements and related notes (collectively referred to herein as the “Financial Statements”), represent the accounts of the Company.
To date, the Company has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Arrangement Agreement. The singular transaction to take place occurred on June 10, 2024 and was funded by a related party. As such, there was no activity to report during the three months ended September 30, 2024, and the Company has a $2 thousand obligation to a related party.
Net loss is equal to comprehensive loss.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting, using the U.S. dollar as the reporting currency. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
NOTE 3—COMMITMENTS AND CONTINGENCIES
The Company may be subject to legal proceedings that arise in the ordinary course of business.
NOTE 4—SUBSEQUENT EVENTS
Mergers and Closing
On November 8, 2024, the Merger contemplated by the Arrangement Agreement was completed. See Note 1—Description of the Business for further details.
The Merger is being accounted for as a business combination in accordance with U.S. GAAP, with BlueTriton as accounting acquirer.

The fair value of the consideration, or the purchase price, is approximately $3,949.5 million. The estimated fair value of the 160,395,822 shares of Class A common stock of Primo Brands issued to former Primo Water stockholders, including replacement share-based compensation awards, was $24.21 per share, based on the quoted market price of Primo Water common shares as of close of trading on November 8, 2024.
Primo Brands has allocated the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with any excess purchase price allocated to goodwill. The purchase price allocation below has been developed based on preliminary estimates of fair value using the historical carrying values of Primo Water as of November 8, 2024, other than a preliminary estimate for intangible assets. The allocation of the purchase price is subject to final management analysis, with the assistance of third-party valuation advisers.
The actual amounts recorded when the final allocations are complete may differ materially from the amounts presented below ($ in millions):

November 8, 2024
Cash, cash equivalents and restricted cash	$535.8
Trade receivables	185.8
Inventories	48.6
Prepaid expenses and other current assets	18.2
Property, plant and equipment	518.0
Operating lease right-of-use assets	143.1
Intangible assets	1,657.1
Other non-current assets	17.0
Assets of discontinued operations	216.1
Trade payables	(91.5)
Accruals and other current liabilities	(202.6)
Long-term debt	(1,283.7)
Operating lease obligations	(155.6)
Deferred income taxes	(380.7)
Other non-current liabilities	(79.4)
Liabilities of discontinued operations	(125.4)
Total identifiable net assets acquired	$1,020.8
Goodwill	2,928.7
Fair value allocated to net assets acquired	$3,949.5
Unaudited Pro Forma Results
The pro forma information reflects the “acquisition” method of accounting in accordance with the Financial Accounting Standards Board issued Accounting Standards Codification 805, Business Combinations. As previously noted, BlueTriton, which was merged into Primo Brands upon completion of the Merger, has been determined to be the acquirer in the Merger for accounting purposes. BlueTriton is considered the predecessor and its historical financial results will be reflected in the historical financial information of Primo Brands.
The unaudited pro forma combined financial information reflects the historical information of BlueTriton and Primo Water based on available data and upon assumptions that management believes are reasonable to reflect, on a pro forma basis, the impact of the transaction on the historical financial statements. Net income from discontinued operations in the historical financial statements of Primo Water has not been included in the unaudited pro forma financial information below.
These amounts are preliminary and may be subject to refinement as additional information becomes available. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Merger been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the Merger.
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the Merger as if the business combination had occurred on January 1, 2023, the beginning of the comparable period, and includes primarily the impacts of the following: the alignment of Primo Water accounting policies to those of BlueTriton, non-recurring expenses related to transaction costs incurred by BlueTriton, the estimated amortization expense associated with the fair value of the acquired intangible assets and the tax impact of these adjustments.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,816.5	$1,722.6	$5,203.7	$4,945.8
Net income (loss)	$91.6	$83.5	$216.2	$(2.1)
Dividends Declared
On November 8, 2024, the Board of Directors of Primo Brands declared a quarterly dividend of $0.09 per share on the outstanding Class A common stock and Class B common stock of the Company. The dividend was payable to stockholders of record as of the close of business on November 22, 2024, and was paid on December 5, 2024.

PRIMO BRANDS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On November 8, 2024, Primo Brands Corporation (“Primo Brands”, or the “Company”, “we”, “us” and “our”), Primo Water Corporation (“Primo Water”), Triton Water Parent, Inc. (“BlueTriton”) and the other parties thereto completed the strategic Transaction (as defined in the Explanatory Note). Upon completion of the Transaction, Primo Water became a wholly owned subsidiary of Primo Brands.
Following the Transaction, we are a leading North American branded beverage company with a focus on healthy hydration, delivering sustainably and domestically sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every state and Canada. We have an extensive portfolio of highly recognizable, sustainably sourced and conveniently packaged branded beverages distributed across more than 150,000 retail outlets, including established billion-dollar brands, Poland Spring and Pure Life, premium brands like Saratoga and Mountain Valley, regional leaders such as Arrowhead, Deer Park, Ice Mountain, Ozarka, and Zephyrhills, purified brands including Primo Water and Sparkletts, and flavored and enhanced brands like Splash and AC+ION. These brands are sold directly across retail channels, including mass food, convenience, natural, drug, wholesale, distributors, and home improvement, as well as food service accounts in North America. We also have extensive direct-to-consumer offerings with our industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases across our Water Direct, Water Exchange, and Water Refill businesses. Through our Water Direct business, we deliver sustainable hydration solutions direct to home and business consumers. Through our Water Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Water Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. We also offer water filtration units for home and business consumers across North America.
Results of Operations
Prior to the completion of the Transaction, we did not conduct any material activities other than those incidental to our formation and those undertaken in connection with the Transaction contemplated by the Arrangement Agreement (as defined in the Explanatory Note). As such, we had no material results of operations or statement of cash flows to report for the period ended September 30, 2024.
Liquidity and Capital Resources
We believe that a combination of cash generated from operating activities, undrawn availability under the BlueTriton ABL Credit Facility (as defined herein) and the Primo Water Revolving Credit Facility (as defined herein), and borrowings under the historical debt instruments of BlueTriton and Primo Water that remain outstanding, will provide sufficient liquidity to support our working capital needs, planned growth, and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness and our subsidiaries indebtedness, along with our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our indebtedness, including the BlueTriton Term Loan Facility (as defined herein) that is expected to mature in 2028, the BlueTriton Senior Notes (as defined herein) that are expected to mature in 2029, and the Primo Senior Notes (as defined herein) that are expected to mature in 2028 and 2029, as applicable. As a result, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations or to refinance on beneficial terms at maturity would adversely affect our financial condition.
We or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers, or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity, contractual restrictions, and other factors. The amounts involved may be material.
Primo Water Indebtedness
Prior to the Transaction, subsidiaries of Primo Water entered into the Primo Water Credit Agreement (as defined herein) and issued the Primo Senior Notes, which remain outstanding following the Transaction.
Primo Water Revolving Credit Facility
On March 6, 2020, Primo Water entered into a credit agreement among Primo Water, as parent borrower, Primo Water Holdings Inc., a wholly-owned subsidiary of Primo Water, and certain other subsidiary borrowers, certain other subsidiaries of Primo Water from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Primo Water Credit Agreement”). The Primo Water Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Primo Water Revolving Credit

Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Primo Water Revolving Credit Facility has a five year maturity date and includes letter of credit and swing line loan sub facilities.
Initial borrowings under the Primo Water Revolving Credit Facility were used to refinance in full and terminate Primo Water’s previously existing asset-based lending credit facility (the “Primo Water ABL Facility”). Certain letters of credit outstanding under the Primo Water ABL Facility were rolled over under the Primo Water Revolving Credit Facility. Primo Water incurred approximately $3.4 million of financing fees in connection with the Primo Water Revolving Credit Facility. The Primo Water Revolving Credit Facility was considered to be a modification of the Primo Water ABL Facility under GAAP. These new financing fees along with $1.8 million of unamortized deferred costs of the Primo Water ABL Facility are being amortized using the straight-line method over the duration of the Primo Water Revolving Credit Facility.
As of September 28, 2024, there were no outstanding borrowings under the Primo Water Revolving Credit Facility and outstanding letters of credit totaled $65.6 million, resulting in total utilization under the Primo Water Revolving Credit Facility of $65.6 million. Accordingly, unused availability under the Primo Water Revolving Credit Facility as of September 28, 2024 amounted to $284.4 million.
The weighted-average effective interest rate on the outstanding borrowings under the Primo Water Revolving Credit Facility as of September 28, 2024, December 30, 2023 and December 31, 2022 were nil, nil and 5.9%, respectively. The effective interest rates are based on Primo Water’s aggregate availability.
On January 13, 2023, Primo Water entered into the Second LIBOR Transition Amendment to the Primo Water Credit Agreement, which replaced interest rate calculations based on LIBOR with calculations based on SOFR. On July 11, 2024, Primo Water entered into the Third Amendment to the Primo Water Credit Agreement, which (i) extended the maturity date to September 30, 2026 with no change to the initial aggregate availability of $350.0 million, (ii) transitioned the benchmark interest rate applicable to eurocurrency rate loans denominated in Canadian Dollars from the CDOR to the CORRA, and (iii) provides an exception to the restricted payments covenant for a one-time special dividend in conjunction with the Transaction. As of September 28, 2024, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on Primo Water’s consolidated total leverage ratio. Unutilized commitments under the Primo Water Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on Primo Water’s consolidated total leverage ratio, payable on a quarterly basis.
Primo 2029 Notes
On April 30, 2021, Primo Water Holdings Inc. issued 4.375% Senior Notes due 2029 (the “Primo 2029 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The Primo 2029 Notes are guaranteed by Primo Water and certain subsidiaries that are currently obligors under the Primo Water Revolving Credit Facility and the Primo 2028 Notes. The Primo 2029 Notes will mature on April 30, 2029, and interest is payable semi-annually on April 30 and October 31 of each year.
Primo Water incurred approximately $11.2 million of financing fees for the issuance of the Primo 2029 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the Primo 2029 Notes.
Primo 2028 Notes
On October 22, 2020, Primo Water Holdings Inc. issued €450.0 million ($499.4 million at exchange rates in effect on December 30, 2023) of 3.875% Senior Notes due 2028 (the “Primo 2028 Notes” and, together with the Primo 2029 Notes, the “Primo Senior Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The Primo 2028 Notes are guaranteed by Primo Water and certain subsidiaries that are currently obligors under the Primo Water Revolving Credit Facility and the Primo 2029 Notes. The Primo 2028 Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30 and October 31 of each year.

BlueTriton Indebtedness
Prior to the Transaction, subsidiaries of BlueTriton entered into the BlueTriton Senior Secured Credit Facilities, which consist of the BlueTriton Term Loan Facility and the BlueTriton ABL Credit Facility and the BlueTriton Senior Notes, which remain outstanding following the Transaction.
BlueTriton Term Loan Facility
Triton Water Holdings, Inc. (“Triton Water Holdings”) and Triton Water Intermediate, Inc. (“Intermediate Holdings”), both wholly owned subsidiaries of the Company, entered into a Term Loan Agreement (the “BlueTriton Term Loan Facility”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which BlueTriton borrowed term loans in an aggregate principal amount of $2,550.0 million. The BlueTriton Term Loan Facility has a maturity date of March 31, 2028.
The credit agreement governing the BlueTriton Term Loan Facility (the “BlueTriton Term Loan Credit Agreement”) permits BlueTriton to incur incremental term loans in an aggregate amount not to exceed the greater of (i) $536.0 million and (ii) 1.0 multiplied by the pro forma consolidated adjusted EBITDA of BlueTriton for the most recently ended four full fiscal quarters, plus certain additional amounts, including unlimited amounts subject to, among other things, pro forma compliance with a first lien net leverage ratio, secured net leverage ratio or total net leverage ratio.
On December 9, 2021, Triton Water Holdings and Intermediate Holdings entered into the First Amendment to the BlueTriton Term Loan Credit Agreement and incurred incremental term loans in an aggregate principal amount of $250.0 million with a maturity date of March 31, 2028. BlueTriton recorded debt discounts of $3.6 million related to the First Amendment to the BlueTriton Term Loan Credit Agreement that are recorded as a reduction of the carrying amount of the incremental term loans and are being amortized using the effective interest method over the remaining term to maturity. The BlueTriton Term Loan Credit Agreement was amended by that certain Second Amendment to the BlueTriton Term Loan Credit Agreement on June 9, 2023, primarily to effectuate the transition of the interest rate benchmark from LIBOR to SOFR.
On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the BlueTriton Term Loan Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million (the “2024 Incremental Term Loans”) with a maturity date of March 31, 2028, the proceeds of which were used to finance a distribution to shareholders and to pay fees and expenses in connection therewith. In connection with the borrowing of the 2024 Incremental Term Loans, BlueTriton incurred debt issuance and transaction costs of $5.1 million and debt discounts of $8.0 million; all of which are recorded as a reduction of the carrying amount of the 2024 Incremental Term Loans and are being amortized using the effective interest method over the remaining term to maturity.
Interest Rate and Fees
The interest rate per annum applicable to loans under the BlueTriton Term Loan Facility is, at BlueTriton’s option, equal to either an alternate base rate or an adjusted SOFR rate for a one-, three-, or six-month interest period, in each case, plus an applicable margin that ranges from 3.25% to 3.5% based on BlueTriton’s leverage. The alternate base rate will be the greater of (i) the rate determined by Morgan Stanley from time to time as its prime commercial lending rate for U.S. Dollar loans in the United States on such day, (ii) the federal funds effective rate calculated by the Federal Reserve Bank of New York, plus 0.50%, and (iii) the adjusted SOFR rate for an interest period of one month plus 1.00%. The adjusted SOFR rate will be the rate per annum equal to the secured overnight financing rate as determined by the Federal Reserve Bank of New York (or its successor) plus a spread adjustment; provided, that in no event, shall the adjusted SOFR rate with respect to the current term loans be less than 0.50%.
The BlueTriton Term Loan Facility is repayable in quarterly installments in an amount equal to approximately 1% per annum of the original principal amount of the BlueTriton Term Loan Facility per year with the balance payable on the maturity date.
As of September 30, 2024, BlueTriton had $3,106.6 million of borrowings outstanding under the BlueTriton Term Loan Facility. See Note 10, “Debt,” to the condensed consolidated financial statements of BlueTriton included in Annex I to this Quarterly Report on Form 10-Q for further detail on the BlueTriton Term Loan Facility.
BlueTriton ABL Credit Facility
Triton Water Holdings and Intermediate Holdings entered into an asset based lending (“ABL”) Revolving Credit Agreement (the “BlueTriton ABL Credit Facility” and, together with the BlueTriton Term Loan Facility, the “BlueTriton Senior Secured Credit Facilities”) on March 31, 2021 with a group of lenders and Bank of America, N.A., as administrative agent and collateral agent, for up to $350.0 million of revolving loan commitments, up to $50.0 million of which is available as swingline loans and up to $75.0 million of which is available as letters of credit, which letters of credit shall expire not more than 12 months after the date of issuance (with options for auto renewal). The BlueTriton ABL Credit Facility has a maturity date of March 31, 2026.
The interest rate per annum applicable to loans under the BlueTriton ABL Credit Facility is, at BlueTriton’s option, equal to either an alternate base rate or an adjusted SOFR rate for a one-, three-, or six-month interest period, or a twelve-month period if available from all relevant affected lenders, in each case, plus an applicable margin, equal to (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) an adjusted SOFR rate plus a margin ranging from 1.50% to 2.00%, in each case with such margin depending on the monthly average unused borrowing availability under the BlueTriton ABL Credit Facility.
As of September 30, 2024, there were no amounts outstanding under the BlueTriton ABL Credit Facility. See Note 10, “Debt,” to the condensed consolidated financial statements of BlueTriton included in Annex I to this Quarterly Report on Form 10-Q for further detail on the BlueTriton ABL Credit Facility.
Senior Notes
On March 31, 2021, Triton Water Holdings issued $770.0 million in aggregate principal amount of 6.250% Senior Notes due 2029 (the “BlueTriton Senior Notes”). As of September 30, 2024, BlueTriton had $713.0 million of aggregate principal amount of BlueTriton Senior Notes outstanding. See Note 10, “Debt,” to the condensed consolidated financial statements of BlueTriton included in Annex I to this Quarterly Report on Form 10-Q for further detail on the BlueTriton Senior Notes.
Parent Guarantees
Upon consummation of the Transaction, we entered into guarantees of the payment obligations of Primo Water Holdings Inc. with respect to (i) the Primo 2028 Notes, issued pursuant to that certain Indenture, dated as of October 22, 2020, by and among the Issuer, the guarantors party thereto, BNY Canada, as Canadian trustee, BNY US, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent , and (ii) the Primo 2029 Notes, issued pursuant to that certain Indenture, dated as of April 30, 2021, by and among the Issuer, the guarantors party thereto, BNY Canada, as Canadian trustee, and BNY US, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent.
Critical Accounting Estimates
As noted above, we had no material results of operations to report for the period ended September 30, 2024 and therefore we did not have any material critical accounting estimates that had or were reasonably likely to have an impact on our financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the period covered by this Quarterly Report on Form 10-Q, we did not conduct any material activities other than those incidental to its formation and those undertaken in connection with the Transaction contemplated by the Arrangement Agreement, and therefore did not have any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks as of September 30, 2024. As a result of the Transaction, we expect that the market risks of the Company will be generally consistent with those of Primo Water as previously disclosed in their Annual Report on Form 10-K for the year ended December 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Prior to the Transaction, Primo Brands had not conducted or engaged in activities or transactions other than those incidental to its formation and matters contemplated by the Arrangement Agreement. Therefore, we were not exposed to significant legal proceedings. As a result of the Transaction, we are subject to the matters affecting Primo Water and BlueTriton as well as matters related to the Transaction.
ITEM 1A. RISK FACTORS.
During the period covered by this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Company did not conduct any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the transaction agreement, and therefore did not incur any significant risks. Following is information regarding risks related to the Company following the closing of the Transaction (such time, the “Closing”).
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business
• our future results may suffer if we do not effectively manage our expanded operations following the Transaction;
• we have no operating or financial history as a combined company and the unaudited pro forma condensed combined financial information elsewhere in this Quarterly Report are presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction;
• we face significant competition in the segment in which we operate;
• our success depends, in part, on our intellectual property, which we may be unable to maintain and protect;
• we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected revenue and cost synergies related to each such acquisition;
• our business is dependent on our ability to maintain access to our water sources. Water scarcity, government regulation of water access, loss of water rights, and poor quality could negatively affect our long-term financial performance;
• we may not be able to respond successfully to consumer trends related to our products;
• the loss or reduction in sales to any significant customer could negatively affect our financial condition and results of operations;
• our packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers, or effectively hedge against such rising costs;
Risks Related to Our Class A Common Stock
• an active trading market for our Class A common stock may not be sustained and you may not be able to sell your shares of Class A common stock;
• the market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all;
• if securities analysts publish inaccurate or unfavorable research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline;
• future sales, or the perception of future sales, by our stockholders in the public market could cause the market price for our Class A common stock to decline;
• the shares of Class A common stock covered by any registration statements could represent a substantial percentage of the outstanding shares of Class A common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Class A common stock of Primo Brands to decline significantly, and certain selling stockholders still may receive significant proceeds;
• investment vehicles affiliated with ORCP own a significant amount of the voting power of the Company, and ORCP’s interests may conflict with or differ from the interests of stockholders; Legal, Regulatory, and Tax Risks
• legislative and executive action in state and local governments enacting local taxes on bottled water or water extraction, restricting water withdrawal and usage rights from public and private sources, and bans on the commercial sale or government procurement of bottled water in plastic beverage containers could adversely affect our business and financial results;

• sustainability matters may adversely impact our business and reputation;
• we may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution;
• our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products;
Risks Related to Our Indebtedness
• our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness;
• our indebtedness may expose us to substantial risks;
• we may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
• despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
Risks Related to Our Business, Operations, and Growth Strategies
Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
Following the Transaction, the size of our business is larger than the former size of either Primo Water’s or BlueTriton’s businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage the expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. A successful integration will require focusing a substantial amount of resources and management attention to the integration process, which may divert resources and focus from the development and operation of Primo Water’s and BlueTriton’s regular business operations. Our business or results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred before the Closing. The integration process is subject to a number of risks and uncertainties, and no assurance can be given as to the realization of anticipated benefits in full or in part or, if realized, the timing of their realization. If integration is not managed successfully, we may experience interruptions in our business activities, deterioration in our associate and customer relationships, increased costs of integration, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operations. We may experience difficulties in combining corporate cultures, maintaining associate morale, and retaining key associates. There is no assurance that Primo Water’s and BlueTriton’s businesses will be successfully integrated in a timely manner. The challenges involved in the integration of Primo Water’s and BlueTriton’s businesses may include, among other things, the following:
• challenges and difficulties associated with managing the larger, more complex, combined company;
• conforming standards, controls, procedures and policies, and compensation structures between the companies;
• retaining and integrating talent from the two companies, including key personnel and addressing uncertainties of their future, while maintaining focus on expanding and maintaining the business;
• coordinating operations, sales and marketing, and finance;
• consolidating corporate and administrative infrastructures, accounting systems, information technology systems, resources, sourcing and procurement logistics with respect to key raw materials, and optimizing manufacturing locations;
• integrating the workforces and systems of the two companies while maintaining focus on achieving our operating and strategic goals;
• coordinating geographically overlapping organizations;
• addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
• potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with the Transaction;
• performance shortfalls within the business as a result of the diversion of management’s attention caused by completing the Transaction and integrating the companies’ operations;
• difficulties in delivering on our strategy, including the ability of the Transaction to accelerate growth in the combined business;
• the possibility of faulty assumptions underlying expectations about our prospects;

• geopolitical, macroeconomic, and industry factors, including, among other things, epidemics, pandemics, or public health related outbreaks, threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war or other armed conflict, inflation, tariffs, customs duties, and other increases in supply and operating cost; and
• unanticipated changes in applicable laws and regulations.
There can be no assurance that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the Transaction.
We have no operating or financial history as a combined company and the unaudited pro forma condensed combined financial information elsewhere in this Quarterly Report are presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction.
Primo Brands was recently incorporated in connection with the Transaction and has no operating history or revenues and the operations of Primo Water and BlueTriton have not previously been managed on a combined basis. The unaudited pro forma condensed combined financial information contained in this Quarterly Report are presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction for a number of reasons. For example, the unaudited pro forma condensed combined financial information have been derived from the historical financial statements of Primo Water and BlueTriton and certain adjustments and assumptions have been made regarding the Company after giving effect to the Transaction. The information upon which these adjustments and assumptions have been made is preliminary, and these types of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the unaudited pro forma condensed combined financial information do not reflect all costs that are expected to be incurred by us in connection with the Transaction. For example, the impact of any incremental costs incurred in integrating Primo Water and BlueTriton is not reflected in the unaudited pro forma condensed combined financial information. As a result, our actual financial condition and results of operations following the Transaction may not be consistent with, or evident from, these unaudited pro forma condensed combined financial information. In addition, the assumptions used in preparing the unaudited pro forma condensed combined financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Transaction. Any potential decline in our financial condition or results of operations may cause a significant decrease in our stock price. For more information, see “Unaudited Pro Forma Condensed Combined Financial Information.”
We face significant competition in the segment in which we operate.
We participate in the highly competitive beverage and bottled water category of the non-alcoholic beverage industry. We face significant competition in the markets in which we operate: the bottled water and beverage retail business and direct-to-consumer offerings.
With respect to the non-alcoholic beverage category, our products compete primarily on the basis of taste, price, brand image, packaging design, advertising, marketing and promotional activity (including digital), product innovation, efficient production and distribution techniques and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health, wellness and sustainability, and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our principal competitors are local, regional, and national bottled water and beverage businesses, providers of various types of water filtration units and services, and large retailers who have increasingly utilized their distribution networks and significant economies of scale in recent years to introduce and develop private- label branded water. We face significant competition in our business as distribution methods for bottled water and beverages continue to change and evolve and as the consumer landscape shifts into the digital marketplace. We compete against numerous local, regional, and national companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms.
Changes to the retail landscape could lead to increased competition in our retail business and the direct-to-consumer delivery business. Our larger retail customers may seek lower pricing or increased promotions from us, which could affect profitability. Additionally, larger retailers may be more likely to use their extensive distribution networks and more extensive marketing and advertising resources to introduce and develop their own private-label brands or enter the beverage delivery business themselves, which may lead to increased competitive pressure in our business. There has also been a trend toward growth of sales through e-commerce websites and mobile commerce applications, including through subscription services for beverage delivery and other direct-to-consumer businesses, which impacts our beverage delivery business. As we continue to expand our geographic presence and develop our digital channels, we anticipate we will face increased competition for channel access.
Our retail bottled water and beverage business faces competition beyond our competitors’ bottled water and beverage products. Our products also compete with other non-alcoholic beverages, including carbonated and non-carbonated drinks, juices, flavored or enhanced waters, sport and energy drinks, coffees, teas and tap water. In addition, we face competition from various methods of treating unfiltered tap water in the residential and commercial markets, such as countertop filtration systems, faucet-mounted filtration systems, in-line whole- house filtration systems, water filtration dispensing products, such as pitchers and jugs, standard and advanced feature water coolers, and refrigerator-dispensed filtered water. Consumers may also choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.
If our competitors reduce their selling prices, develop new and innovative products and technologies, increase the frequency of their promotional activities or expand their distribution or contract manufacturing efforts, or if our retail customers do not allocate adequate shelf space for the water and beverages we supply, we could experience a decline in volume, lose market share, be forced to increase capital and other expenditures, including marketing spending, and be unable to maintain or increase our prices in order to offset cost increases, including the cost of raw materials, freight, fuel, labor and other key operating costs, any of which could negatively affect our results of operations and decrease our profit margins.
If we are unable to meet the competition we face in our industry, our competitive position and our business could suffer.
Our success depends, in part, on our intellectual property, which we may be unable to maintain and protect.
We possess certain intellectual property, particularly our trademarks for the products that we sell, which is important to our business and our marketing efforts because brand recognition is one of the key factors that differentiates our products from those of our competitors. The success of our business depends in part on our ability to use our trademarks, including our name and logos, to increase brand awareness and further develop our brand reputation in the market.
We own the major trademarks that are used to identify, market, and sell our products. From time to time, we also use third party trademarks with the permission of or through license agreements with these third parties. Protection of our proprietary processes, methods, compounds, and other technologies is also important to our business and enables us to distinguish our products from those of our competitors. In the United States, we own the federal trademark registrations for our major trademarks, including Poland Spring, Pure Life, Arrowhead, Deer Park, Ice Mountain, Mountain Valley, Ozarka, Primo Water, Saratoga, Sparkletts, Zephyrhills, Ac+ion, Frutitas, and Splash Refresher. We have filed and will continue to file trademark applications to register new trademarks, logos, slogans, and taglines that we believe add value to our business and brands.
Our success depends, in part, on our ability to protect our intellectual property. To protect our proprietary and intellectual property assets and rights, we rely on patent, trade secret, copyright and trademark laws, as well as contractual provisions, included in our employment, confidentiality, licensing, work-for-hire, and inventions assignment agreements with our associates, consultants and customers. We also rely on common law and statutory protections afforded to trademarks, trade secrets, and proprietary “know-how.” In addition, we will vigorously challenge any third party that infringes on our intellectual property rights through available legal remedies. Failure to protect our intellectual property rights may result in the loss of valuable technologies or other intellectual property. We may also have to compensate third parties for our infringement of their intellectual property rights.
Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:
• our competitors may independently develop intellectual property that is similar to, or better than, ours;
• associates, consultants, or customers may breach their confidentiality obligations and the cost of enforcing their obligations may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;
• adequate remedies may not be available in the event of an unauthorized disclosure of our trade secrets or know-how;
• foreign intellectual property laws may not adequately protect our intellectual property rights; and
• our intellectual property rights may be successfully challenged, invalidated, or circumvented.
Further, we cannot provide assurance that any pending patent or trademark application filed by us will result in an issued patent or trademark, or, if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights.
Occasionally, third parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. Vigorous protection and pursuit of intellectual property rights characterize the consumer products industry. We intend to defend against claims or negotiate licenses, which may not be available at a reasonable cost, if at all. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations. In the event our trademarks, service marks, or trade names are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and any goodwill associated with such trademark, service mark, or trade name and could require us to devote substantial resources to advertising and marketing new brands that, ultimately, may not be successful. If we are found to infringe on the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, be required to re-design our products or be required to obtain a license to continue manufacturing or using the affected product, any of which could have a material adverse effect on our business, financial condition or results of operations. A license could be very expensive to obtain, may not be available at all or may only be available on unfavorable terms. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.
Insurance and claims expenses associated with our operations could have a material adverse effect on us.
We have high-deductible insurance policies for claims related to automobile liability, workers’compensation, general liability, employment practice, property, business, and product liabilities. Our outstanding claim liabilities are primarily based on estimated projected costs determined by actuarial methods. The actuarial studies consider all claims filed or reported, the insurance underwriting exposures used, including but not limited to associate count, payroll, sales, vehicle count, and the estimated claims that are incurred but not reported. Projected costs also include a variety of factors and related assumptions such as claims severity, frequency, development time frame, settlement history and patterns, inflation, and medical cost trends, which may be subject to a high degree of variability. Material changes in these factors and mismanagement of claims could result in unfavorable differences between actual costs and our projected deductible reserve estimates. As a result, the liabilities under our insurance deductible program could increase materially in the future, which could adversely affect our operations and financial condition.
In addition, we have purchased excess policies from various insurers in order to limit our liability exposure. Although we believe our aggregate coverage should be sufficient, together with our deductible reserves to cover our historic claims amounts, it is possible that claims could exceed our reserves and excess coverage limits. If a claim was to exceed such amounts, we would bear the outstanding liability in addition to any exposure not covered by insurance carriers.
If any of our insurance carriers is unable to provide coverage as a result of bankruptcy, liquidation, reorganization, or otherwise, we may become liable for the total sum of any claims that arise. Additionally, our results of operations and financial condition could also be adversely affected if our costs or losses significantly exceed our coverage limits, we are unable to obtain insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.
We may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected revenue and cost synergies related to each such acquisition.
We may make acquisitions of, or investments in, companies that complement our current projects, enhance our product portfolio or production capacity, expand our access to natural springs in other geographic locations, or otherwise offer growth opportunities. We may, accordingly, be engaged from time to time in evaluating potential transactions, which may take management attention and resources that would otherwise be focused on ongoing operations and may also incur significant costs, whether or not such evaluations result in definitive agreements or the completion of such transactions.
The success of any acquisitions that are consummated depends, in part, on our ability to realize the full extent of the expected returns, benefits, cost savings, or synergies from integrating acquired companies with our existing businesses. The integration process may be complex, costly, time-consuming, and subject to significant business, economic, and competitive uncertainties and contingencies, many of which are difficult to predict and beyond our control.
We may not be able to maintain the levels of revenue, earnings, or operating efficiency that each of Primo Brands, on the one hand, and the acquired businesses, on the other hand, had achieved or might achieve separately. Even if we realize the expected benefits, this may not be achieved within the anticipated timeframe. Furthermore, the synergies from acquisitions may be offset by costs incurred in consummating such acquisitions or in integrating the acquired businesses, increases in other expenses, operating losses, or unrelated adverse results in the business. As a result, there can be no assurance that such synergies will be achieved.
Our business is dependent on our ability to maintain access to our water sources. Water scarcity, government regulation of water access, loss of water rights, and poor quality could negatively affect our long-term financial performance.
Our regional spring water brands are sourced from company-owned, leased, or purchased natural springs at over 90 uniquely located sites. The following could cause an increase in the cost of our products or shortages that would likely not allow us to meet market demand: a disruption in the water flow or change in water quality at any one of our water sources (whether from geological shifts or other changes, natural or otherwise), a dispute over water rights, loss of permits or regulatory approvals, increased legal restrictions on water use, access to or delivery of our water sources, increasing pressure to conserve and replenish water in areas of scarcity and stress, access to water that constitutes spring water, decreased water flow at sourcing locations, the classification of water by the U.S. Food and Drug Administration (the “FDA”) or other governmental authorities, or the failure to maintain access to or rights to extract from our water sources. The potential delivery and price disruptions due to the loss of any one water source or a decline in the volume of water available could significantly disrupt our business, result in the loss of customer confidence and have an adverse effect on our business, financial condition, and results of operations.
Water is a natural resource facing significant challenges from population growth, environmental contamination, climate change, and government regulation. As demand for water continues to increase, and if water becomes scarcer and the quality of water available deteriorates or does not meet regulatory standards, our business may incur increasing costs or face capacity constraints, which could adversely affect our profitability or net sales in the long run. Furthermore, even if we are able to secure adequate water sources, the methods we employ to do so, including acquisitions of additional water sources, may have a negative impact on our public reputation and therefore our competitive position, especially in jurisdictions encountering drought or where water is considered a limited resource.
In addition, if any of our water sources were curtailed or eliminated as a result of, for example, a natural disaster, work stoppage, the loss of a license, lease or permit, or other significant event that disrupted water flow or water quality from such source, we may have to purchase water from other sources, which could increase water and transportation costs and could result in supply shortages and price increases. Water may also become subject to contamination from hazardous substances, including from per- and polyfluoroalkyl substances (“PFAS”), selenium, microplastics, nano plastics, or petroleum products, or from pathogens that cause a number of illnesses, including cholera, typhoid fever, giardiasis, cryptosporidiosis, legionella, amoebiasis, and free-living amoebic infections. Furthermore, we must meet federal, state, and local regulations in a variety of areas, including standards for extracting water from aquifers. We strive to maintain all permits or approvals required to conduct our business, but we are not able to ensure that we will receive, or will be able to maintain, such permits or approvals in the future or to gain approval necessary to extract water for our products or otherwise conduct our business. Any one of these events could have a negative impact on our business, financial condition, reputation, and results of operations.
Our business is seasonal, and adverse weather conditions, including severe weather resulting from climate change, and legal or regulatory responses, could negatively affect our business, financial condition, and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such changes to weather patterns could affect the purchasing patterns of our customers and consumers. For example, historically, we have experienced the highest water sales during the period from June to September, due to increased consumption of cold beverages during the summer months. The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our bottled water and other products, and may contribute to lower revenues, which could negatively affect our profitability. These and other weather-related changes could also adversely impact some of our facilities, production capabilities, our distribution channels, our third-party contract manufacturers’ operations, the availability and cost of key raw materials, and the water resources we use. Specifically, severe drought conditions or freezing conditions may limit our ability to use municipal water supplies to bottle our water. In addition, severe weather conditions during winter months, such as snow and ice storms, may significantly impact delivery schedules and revenue streams and disrupt our supply chain.
The effect of climate change on the weather could result in water scarcity or flooding and cause a further deterioration of water quality in affected regions, which could limit water availability for our bottling operations. There can be no assurance that we will have access to sufficient quantities of water to support our operations, either at current capacities or any future expanded capacity. Any interruption in our water supply could have a material adverse effect on our financial condition and results of operations. Any of these conditions may negatively affect our business, financial condition, and results of operations.
Furthermore, public expectations for reductions in greenhouse gas emissions are rapidly changing and may require us to make additional investments in facilities and equipment, including more fuel-efficient delivery vehicles. In addition, federal, state, or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect our business, require additional investments or increase the cost of supplies, raw materials, fuel, ingredients and water. If we are unable to meet public expectations and regulatory developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities or become subject to regulatory scrutiny or third-party claims. As a result, the effects of climate change could have an adverse impact on our business and results of operations.
We may face opposition to the operation and expansion of our facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, from time to time, opposition to the operation and expansion of our operations and facilities from government officials, environmental groups, landowners, tribal or aboriginal groups, local groups, and other activists. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, cease and desist orders, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our activity or assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment, or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or that causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write- downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures will involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We will evaluate the recoverability of recorded goodwill and indefinite life intangible asset amounts annually, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Any material impairment charges could adversely affect our financial condition and results of operations.
Risks Related to Our Customers, Suppliers, and Associates
We may not be able to respond successfully to consumer trends related to our products.
Consumer trends with respect to the products we sell are subject to change. Consumer preferences may change due to a variety of other factors, including changes in social trends, consumption patterns and channel preferences (including continued rapid increases in the e-commerce and online-to-offline channels), pricing, quality, the real or perceived impact that the manufacturing, packaging, and delivery of our products has on the environment, increased use of reusable bottles, changes in consumer demographics, concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products, changes in travel, vacation, or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Consumer preferences are also influenced by the perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, the perception of the advertising and marketing campaigns of environmentalist groups, reporting on the production and packaging of our products or the bottled water industry generally, any actual or perceived product quality issues, even if false or unfounded, and the perception of our use of social media, including our ability to engage with consumers on their preferred social media platform. Any of these changes may reduce consumer demand for our products or services, or for bottled water generally. In addition, if consumers or retailers have a negative experience with any brand of bottled water, including the water of competitors, bottled water may lose acceptance generally and our business could be adversely affected.
There can be no assurance that we will be able to develop, market, sell, and distribute additional products that will foster brand name recognition, realize market acceptance, and retain customers. We may fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining, extending, and expanding our brand image, or develop or be a “fast follower” of innovative products that respond to consumer trends. In addition, some of our competitors may be able to use their resources and scale to rapidly respond to competitive pressures and changes in consumer trends by introducing new products or increasing promotional activities, while smaller companies may be more innovative, better able to bring new products to market, and better able to quickly exploit and serve niche markets.
In particular, given the recent trend towards growth of sales through e-commerce websites and mobile commerce applications, including through subscription services for beverage delivery and other direct-to-consumer businesses, consumers are increasingly shopping online rather than in the retail setting where our products are offered, and can order beverages through easy on-demand one-time delivery platforms. We plan to respond to the changing consumer marketplace by expansion of our digital platform and increased usage of e-commerce methods, and believe this will be an important contributor to our growth strategy. For instance, in our Water Direct business, we plan to build out our e-commerce subscription partnerships with key retailers currently offering one-time deliveries in an effort to increase digital sales impact. However, we cannot assure you that these offerings will be successful and will match the efforts of our competitors.
Our failure to develop innovative products or adopt new technologies, including artificial intelligence and data analytics, could put us at a competitive disadvantage in the marketplace, and our business and results of operations could be negatively affected.
The loss or reduction in sales to any significant customer could negatively affect our financial condition and results of operations.
Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale, and convenience store chains. The loss of any significant customer or customers that in the aggregate represent a significant portion of our net sales, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if a significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the bottled water category.
If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.
Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, inflation, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. If wage rates in the market increase, we may need to increase our wage rates to compete for quality workers, or the quality of our workforce could decline; however, increasing our wage rate could impact profitability. If we face labor shortages or increased labor costs because of increased competition for associates from our competitors and other industries, higher employee-turnover rates, increases in the federal- or state-mandated minimum wage, inflation, change in exempt and non-exempt status, or other associate benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition, and results of operations could be materially and adversely affected.
Our packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers, or effectively hedge against such rising costs.
Our profitability depends in part on our ability to anticipate and react to changes in packaging, commodity, energy, and other costs. We use various packaging materials in our business, such as polyethylene terephthalate (“PET”) and recycled PET (“rPET”) for bottles and aluminum cans, and other containers. The prices of these packaging materials, aluminum cans, and other containers are subject to fluctuations beyond our control, such as problems in production or distribution, government regulation, climate conditions, labor strikes or shortages, shortages or interruptions in supplies, and depend on market and economic conditions, such as inflation, which has created mid- to high-single digit cost increases in our underlying expenses, including packaging, transportation, and labor costs.
We typically bear the risk of changes in prices on packaging materials in our products. The changes in the prices we pay for materials occur at times that vary by product and supplier, and take place on a monthly, quarterly, or annual basis.
Accordingly, we bear the risk of fluctuations in the costs of these materials, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase. We may choose to pass increased costs to customers or attempt to hedge against rising costs. If our efforts are not successful, the increased prices could have an adverse effect on our results of operations. There can be no assurance that any cost increases can be offset by increased prices, and that increases in prices will be fully absorbed by our customers without any resulting change to their demand for our products or that we will generate sales growth in an amount sufficient to offset inflationary and other cost pressures.
In addition, our facilities use a significant amount of electricity, natural gas, and other energy sources to operate. We also rely on trucking to receive raw materials and to transport and deliver our finished products. Fluctuations in the price of fuel and other energy sources could negatively affect our results of operations. We purchase our own fuel and use third parties for the transportation of raw material and finished goods between our warehouses. In the past, we have experienced fluctuations in fuel prices. While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. We may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability. Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which, in turn, could have an adverse effect on our business. In addition to fuel, our trucking costs are subject to market-based freight costs primarily related to labor, which has historically experienced pricing volatility. Limitations on the availability of trucking labor could result in increased distribution costs, which could adversely impact our profitability.
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these packaging materials, aluminum cans, and other containers that may be caused by changes in or the enactment of new laws and regulations, a deterioration of the relationships we or our bottling partners have with suppliers, supplier quality and reliability issues could negatively impact our business, financial condition, and results of operations.
Changes in the retail landscape, such as continued or increased development and use of private-label brands, may negatively affect our results of operations and financial condition.
Our retail customers may seek lower pricing or demand increased marketing or promotional expenditures from us, and large retailers may be more likely to use their distribution networks and economies of scale to introduce and develop competing private-label brands. Strategic partners may also choose to vertically integrate their brands’ manufacturing and distribution. Private-label brands of bottled water, such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants, and club warehouses, may require adjustments to our business strategy in those stores or additional marketing expenditures on our part to remain competitive. If we fail to respond to the changing retail landscape, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products and services, any of which would negatively affect our results of operations. In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if our vendor relationships with significant customers are discontinued. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products or services from us.
Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications, and subscription services, which may result in a shift away from physical retail operations to digital channels. As we continue to build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our volume growth and overall financial results could be negatively affected.
We rely on our management team and other key personnel, and we may be unable to hire or retain key personnel or a highly skilled workforce.
We depend on the experience, skills, working relationships, and continued services of key personnel, including our experienced management team, to successfully manage our business. In addition, our ability to achieve our operating goals depends, in part, on our continued ability to identify, hire, train, and retain qualified individuals for our workforce. We compete with other companies, both within and outside of our industry, for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented workforce with the skills and in the locations we need to operate and grow our business, among other things. If we lose key personnel to our competitors, it could disrupt our business, particularly if non-compete clauses in employment agreements are deemed to be unenforceable for any reason, including as a result of regulatory restrictions. We must also continue to focus on developing, motivating, and retaining our highest achieving associates. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, or results of operations could be adversely affected. Further, inflationary pressure may result in associate attrition to the extent our compensation does not keep up with inflation. Unplanned turnover and failure to attract, retain, and develop personnel with key emerging capabilities, such as e-commerce and digital marketing skills, could adversely impact our competitiveness and our ability to achieve our strategic objectives, and our business and future growth prospects could be adversely affected.
If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers at reasonable costs or at all.
In addition to water, the principal raw materials required to produce our products include PET resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps, and preforms, labels, cartons, and trays. Some raw materials and supplies, including packaging materials, such as rPET, may be available from only a limited number of suppliers or a sole supplier, or may be in short supply when seasonal demand is at its peak. We rely upon our ongoing relationships with key suppliers to support our operations.
We typically enter into multi-year contracts with our key suppliers, meaning our suppliers are obligated to continue to supply us with materials for multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply. There can be no assurance that we will be able to either renegotiate contracts (with similar or more favorable terms) with these suppliers when they expire, or, alternatively, if we are unable to renegotiate contracts with our key suppliers, there can be no assurance that we could replace them. We could also incur higher costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary disruptions in our ability to deliver products to our customers, either of which could negatively affect our results of operations.
The legacy Primo Water and BlueTriton business relationships that we have inherited may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on the Company’s results of operations, cash flows, and financial position.
Parties with which Primo Water and BlueTriton have historically done business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with the Company following the Closing. Primo Water’s and BlueTriton’s historical relationships, which we have inherited, may be subject to disruption as persons with whom Primo Water and/or BlueTriton have had a business relationship may have concerns about a larger organization, or otherwise, and may delay or defer certain business decisions or might decide to seek to terminate, change, or renegotiate their relationships with the Company, or consider entering into business relationships with parties other than Primo Brands. These disruptions could have a material adverse effect on our results of operations, cash flows, and financial position now that the Transaction has been completed, including an adverse effect on our ability to realize the expected benefits of the Transaction.
In addition, some amount of management’s and associates’ attention will be directed toward integrating the two companies and thus will be diverted from their respective day-to-day operations. Further, the Transaction could cause disruptions to each party’s business or business relationships, which could have an adverse impact on results of operations. The integration of BlueTriton with Primo Water may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.
Some of our associates are covered by collective bargaining agreements expiring on various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

Risks Related to Our Technology and Cybersecurity
Our reliance on third-party service providers and key information systems could have an adverse effect on our business.
We depend on key information systems to accurately and efficiently transact our business, provide information to management, and prepare financial reports. We rely on third-party providers for various networking, application hosting, and related business process services that support our key information systems. Issues with performance by these third parties may disrupt our operations and as a result, our operating expenses could increase, which could negatively affect our results of operations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these systems, or those of our third-party providers, which could result from, among other things, natural disasters, war, terrorism, or other hostile acts, software malfunctions, equipment or telecommunications failures, processing errors, computer viruses, ransomware, phishing, hackers, other security issues or supplier defaults, increased bandwidth requirements, or other events beyond our control. For example, the recent global CrowdStrike outage resulted in interruptions to the availability and functionality of Microsoft applications at BlueTriton and Primo Water, which we and our third-party providers rely upon to perform a number of operations. Because we rely on third-party service providers, we may be affected by vulnerabilities to interruptions or other failures that we can neither control nor mitigate.
Our security measures, backup and disaster recovery capabilities, business continuity plans, and crisis management procedures may not be adequate or implemented properly to avoid such disruptions or failures. Further, if any third-party services become unavailable due to loss of license, extended outages, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or if available, is identified, obtained, and integrated from another third party, which could increase our expenses, cause disruptions to our business, or result in loss of customers. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers, or other business disruptions, any of which could negatively affect our business and results of operations.
Disruptions of or compromises to our information technology systems, including as a result of unauthorized computer intrusions, could have a material adverse effect on our business, financial condition, and results of operations, and on our reputation.
We rely on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain, and process data about customers, associates, business partners, and others, including information about individuals—such as email addresses, mobile phone numbers, location information, delivery partners’ license numbers, and Social Security numbers of delivery partners, consumer payment card information, and delivery partner bank account information—as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
Increased global cybersecurity vulnerabilities, threats, and sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, partners’, suppliers’, and third-party service providers’ respective products, IT Systems and the confidentiality, availability, and integrity of our Confidential Information. Although we attempt to mitigate these risks by employing a number of measures, we remain potentially vulnerable to additional known or unknown threats. For example, the recent global CrowdStrike outage resulted in interruptions to the availability and functionality of Microsoft applications within BlueTriton and Primo Water, which we rely upon to perform a number of operations. Despite our efforts to protect our IT Systems and Confidential Information, we may be vulnerable to damage or interruption from (i) earthquakes, fires, floods, hurricanes, and other natural disasters; (ii) power loss, computer system failure, internet and telecommunications, or data network failure; (iii) diverse threat actors, such as state-sponsored organizations, opportunistic hackers, and hacktivists, as well as through diverse attack vectors, such as social engineering/ phishing, malware (including ransomware), computer viruses, misconfigurations, software “bugs,” or glitches; or (iv) theft, misplaced or lost data, programming errors, associate errors, and/or malfeasance.
While we have procedures and technology in place to safeguard our Confidential Information, we may nevertheless be susceptible to electronic or physical computer break-ins, viruses, fraud, and other disruptions or security compromises involving the loss or unauthorized access of personal and proprietary information because technologies used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business.
Further, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Remote and hybrid working arrangements at our Company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

While historically not material to our operations or business (individually or in the aggregate), we have experienced cyber-attacks and other security incidents of varying degrees that have occurred from time to time. Further, we cannot guarantee that material incidents will not occur in the future. Any damage or significant disruption in the operation of our or our third-party providers’ IT Systems to perform as expected, or any security breach of the IT Systems, could potentially lead to improper use of our IT Systems, unauthorized access, use, disclosure, loss, modification, or destruction of Confidential Information, information about our customers, associates, and other individuals, defective products, production downtimes, and operational disruptions. In addition, a cyber-related attack or other system disruption could result in other negative consequences, including damage to our reputation or competitiveness, a decrease in sales, costly and time-consuming remediation or increased protection actions, compliance and regulatory costs, fines, and penalties, litigation (including class actions), or regulatory action. Any or all of the foregoing could materially adversely affect our business, financial condition, and results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, we and our third-party payment processing providers are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. If we or our service providers are unable to comply with PCI-DSS or to meet other payment card standards, this may result in the imposition of financial penalties, restrictions, or the allocation by the card brands of the costs of fraudulent charges to us, which could materially and adversely affect our business.
If we are unable to securely maintain our customers’, associates’, or company private or personal information, including payment card information, or process such information in compliance with applicable laws and regulations, we could be subject to negative publicity, costly compliance obligations, costly government enforcement actions, or private litigation, which could damage our business reputation and negatively affect our results of operations.
The protection of customer, associate, and company data is critical and is an expanding focus of federal, state, and provincial legislatures and regulators in the United States and Canada. For example, the California Consumer Privacy Act of 2018, which came into effect in January of 2020, gives California residents additional data privacy rights, including allowing consumers to opt out of certain data sharing with third parties, and provides an additional cause of action for data breaches. Moreover, the California Privacy Rights Act, which went into effect on January 1, 2023, significantly modified the California Consumer Privacy Act of 2018 (collectively, the “CCPA”), and imposed additional data privacy and protection obligations on certain companies doing business in California.
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. The Virginia Consumer Data Protection Act, which also went into effect on January 1, 2023, is a comprehensive privacy statute which imposes further data privacy and protection obligations on certain companies doing business in Virginia. Similarly, Colorado’s comprehensive data privacy statute, Colorado Privacy Act, took effect on
July 1, 2023; Utah’s Utah Consumer Privacy Act took effect on December 31, 2023; and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. We may be subject to future compliance obligations as other states and provinces consider and adopt similar legislation. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and could require changes to our operating model. Further, such laws may have potentially conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and place added restrictions on our ability to process certain personal information. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties, and liability to the Company, damage its reputation, and adversely affect its business.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.
Our results of operations and the market price of our Shares may be affected by factors different from, or in addition to, those that affected our results of operations. In addition, the market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:
• trends and changes in consumer preferences in the industries in which we operate;
• changes in general economic or market conditions or trends in our industry or the economy as a whole;

• changes in key personnel;
• our entry into new markets;
• changes in our operating performance;
• investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
• fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
• the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
• announcements relating to litigation;
• guidance, if any, that we provide to the public, any changes in such guidance, or our failure to meet such guidance;
• changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
• downgrades in our credit ratings or the credit ratings of our competitors;
• the sustainability of an active trading market for our Class A common stock;
• investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
• the inclusion, exclusion, or deletion of our Class A common stock from any trading indices;
• future sales of our Class A common stock by our officers, directors, and significant stockholders, including the selling stockholders;
• other events or factors, including those resulting from system failures and disruptions, hurricanes, pandemics, wars, acts of terrorism, other natural disasters, or responses to such events;
• changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the US and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and pandemics or other public health crises;
• price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
• changes in accounting principles.
The market price also may decline if we do not achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Transaction on our financial position, results of operations, or cash flows is not consistent with the expectations of financial or industry analysts. These and other factors may lower the market price of our Class A common stock, regardless of our actual operating performance. As a result, our Class A common stock may trade at prices significantly below the price at which shares were purchased.
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
If securities analysts publish inaccurate or unfavorable research or reports about our business, or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

We may issue additional shares of Class A common stock through future offerings, in satisfaction of certain required payments in connection with future acquisitions and due to future issuances pursuant to the Primo Brands Incentive Plan and employee stock purchase program for shares of Class A common stock.
Subject to the terms and conditions of the Stockholders Agreement dated as of November 7, 2024 (the “Stockholders Agreement”), by and between the Company and Triton Water Parent Holdings, LP, a Delaware limited partnership and the holder of all of the common stock of BlueTriton prior to the Transaction (the “Initial ORCP Stockholder”), we may, from time to time, whether in the ordinary course of business or otherwise, undertake offerings of our shares of Class A common stock or other offerings of securities convertible and/or exchangeable into shares of Class A common stock and we may enter into acquisition agreements, joint venture agreements, or similar agreements under which we may issue Shares in satisfaction of certain required payments or other obligations. We may also issue shares of Class A common stock upon the exercise of stock options or other securities exercisable for shares of Class A common stock. Pursuant to the Primo Brands Incentive Plan, equity incentive awards may be granted to eligible participants in the future that may cause existing stockholders to experience dilution of their ownership interests. In addition, we have adopted an employee stock purchase program pursuant to which shares of Class A common stock may be issued, which may cause existing stockholders to experience dilution of their ownership interests. We cannot predict the size of any future issuances of shares of Class A common stock, the requirement for financing alternatives or opportunities (which will remain at the discretion of our Board and management team), or the effect that future issuances and sales of shares of Class A common stock may have on the market price of the Class A common stock. Issuance of a substantial number of additional shares of Class A common stock or securities convertible and/or exchangeable for shares of Class A common stock, or the potential for such issuances, may adversely affect prevailing market prices for the Class A common stock. With any additional issuance of shares of Class A common stock, investors may suffer dilution (in some cases which may be a material dilution, depending on the quantum of shares of Class A common stock that are issued or issuable) to their overall voting power and we may experience dilution in our earnings per share. There can be no assurance that the number of shares of Class A common stock issued and outstanding as of the Closing will continue to be the number of issued and outstanding shares of Class A common stock following the Closing and neither Primo Water, BlueTriton, nor the Company can or does make any representation in that regard.
Future sales, or the perception of future sales, by our stockholders in the public market could cause the market price for our Class A common stock to decline.
The resale of shares of our Class A common stock in the public market, or the perception that such resales could occur, could harm the prevailing market price of our Class A common stock. These resales, or the possibility that these resales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Shares of our Class A common stock that were issued to the former stockholders of Primo Water pursuant to the Arrangement are freely tradable under U.S. federal securities laws except by persons who are, or within 90 days prior to the consummation of the Arrangement were, “affiliates” (as defined in Rule 144 under the Securities Act (“Rule 144”)) of Primo Brands. Persons who may be deemed to be affiliates of an issuer generally include individuals or entities that control, are controlled by, or are under common control with, the issuer, whether through the ownership of voting securities, by contract or otherwise, and generally include executive officers and directors of the issuer as well as the principal shareholders of the issuer. Any such shares of our Class A common stock issued pursuant to the Arrangement and held by such an affiliate (or, if applicable, former affiliate) will be subject to certain restrictions on resale imposed by the Securities Act, such that they may not resell such securities in the absence of registration under the Securities Act or an exemption from such registration, if available, such as the exemption contained in Rule 144.
As of the Closing, the shares of Class A common stock held by the Initial ORCP Stockholder represented 49% of the total outstanding shares of our Class A common stock. As of the Closing, the Initial ORCP Stockholder also owned all of our shares of Class B common stock that are convertible into additional shares of Class A common stock. Such shares are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale following the Transaction. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
From the Closing until the three-month anniversary of the Closing, the Initial ORCP Stockholder and certain of its Permitted Transferees, as defined in the Stockholders Agreement, (collectively, the “Sponsor Stockholders”) are subject to a lockup that will restrict transfers of Shares, other than to certain Permitted Transferees, or in certain types of transactions in which the transferee agrees to be bound by the lockup. After the expiration or waiver of such three-month period, the Sponsor Stockholders may request that we conduct a registered offering of their shares of Class A common stock (including such shares of Class A common stock into which its Class B common stock is convertible).
As restrictions on resale end, the market price of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.

The shares of Class A common stock covered by any applicable registration statements could represent a substantial percentage of the outstanding shares of Class A common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Class A common stock of Primo Brands to decline significantly, and certain selling stockholders still may receive significant proceeds.
Upon effectiveness of any applicable registration statements, or upon satisfaction of the requirements of Rule 144, the Sponsor Stockholders may sell large amounts of our Class A common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in or putting significant downward pressure on the price of the Class A common stock. Additional sales of a substantial number of shares of Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on Primo Brands’ stock price and could impair its ability to raise capital through the sale of additional stock. In addition, 58,000,000 shares of Class A common stock held by the selling stockholders are pledged as security for a margin loan entered into by the Sponsor Stockholders. In an event of default under the margin loan agreement, the lenders may sell the shares pledged as security for the margin loan, which may, in certain circumstances, include sales in the open market, as well as hedging sales. Furthermore, conversions of Class B common stock into Class A common stock will have a dilutive effect on the number of outstanding shares of Class A common stock.
The Sponsor Stockholders own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders.
The Sponsor Stockholders, which are controlled by affiliates of One Rock Capital Partners, LLC (“ORCP” and together with its affiliates, the “ORCP Group”), hold approximately 57% of the Fully Diluted Shares, which includes 49% of the Class A common stock, and represents 49% of the voting power for the election, appointment, or removal of directors of the Company. So long as the ORCP Group continues to directly or indirectly own a significant amount of the voting power of the Company, the ORCP Group will continue to be able to strongly influence or effectively control the business decisions of the Company. In particular, pursuant to the terms of the Stockholders Agreement, certain actions will require approval of a supermajority of the Board or the consent of the Sponsor Stockholders. Consequently, if there is no agreement among the directors comprising the Board or between the Company and the Sponsor Stockholders, we may be prevented from taking actions that may be viewed by other stockholders as beneficial or desirable. The ORCP Group may have interests that are different from those of the other stockholders, and it may exercise its voting and other rights in a manner that may be adverse to the interests of such stockholders.
Furthermore, ORCP is in the business of making investments in companies and may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other stockholders. In addition, ORCP may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with the Company.
We may not issue a quarterly dividend in the future and stockholders may never obtain a return on their investment.
There can be no assurance that we will declare quarterly dividends in the future. The declaration and payment of future dividends on our shares of Class A common stock is subject to, among other things, the discretion of our Board, the best interests of our stockholders, our results of operations, cash balances, and future cash requirements, financial condition, statutory regulations, and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time. Accordingly, stockholders must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
Legal, Regulatory and Tax Risks
Legislative and executive action in state and local governments enacting local taxes on bottled water or water extraction, restricting water withdrawal and usage rights from public and private sources, and bans on the commercial sale or government procurement of bottled water in plastic beverage containers could adversely affect our business and financial results.
Recent initiatives have taken place in several major cities regarding bottled water, principally the smaller sizes sold in stores to retail consumers. In addition, there is growing concern about the presence of PFAS, microplastics, and nano plastics in public water supplies. In some localities, regulations have been proposed that would enact local taxes on bottled water or water extraction and restrict the withdrawal of water from public and private sources. These proposals purportedly serve a dual purpose of generating revenue for the state and reducing access to water that results in the discouragement of drinking bottled water.
Plastic bottled water containers have also been subject to recent legislative proposals and executive action to reduce the presence of plastic in landfills and the demand for virgin plastics. Particularly in Massachusetts and California, a handful of municipalities have enacted commercial bans prohibiting the sale of single-use plastic water bottles. In addition, large cities like New York City and San Francisco, and the Commonwealth of Massachusetts have prohibited the procurement by government agencies of single use plastic water bottles. Most recently, the current federal administration announced a phase-out of single use plastics including plastic beverage containers. This follows the U.S. Department of the Interior’s plan to phase out single use plastics and the General Service

Administration’s discouragement of the purchase of single use plastics. Should other localities, states, or countries enact similar bans, our sales and financial results could be adversely affected.
In covering these initiatives, local and national media have reported on the growth of the bottled water industry and on the pros and cons of consuming bottled water as it relates to solid waste disposal as well as conserving the supply of water available to the public.
There is no assurance that adverse publicity about any element of the bottled water industry will not affect consumer behavior by discouraging buyers from buying bottled water products generally, which could adversely impact our sales and other financial results.
Sustainability matters may adversely impact our business and reputation.
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of sustainability or environmental, social and governance (“ESG”) matters by a variety of stakeholders, including investors, consumers, associates, regulators, environmental activists, and other third parties. In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to sustainability matters. For example, we may be subject to the disclosure requirements based upon the International Sustainability Standards Board’s sustainability and climate disclosure standards if adopted by certain countries or jurisdictions. In addition, we may be subject to select disclosure requirements or other regulations regarding greenhouse gas metrics, climate risks, use of offsets, and emissions reduction claims such as those enacted by the State of California as well as the SEC’s climate disclosure proposal, if finalized. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance.
Separately, various regulators have adopted, or are considering adopting, regulations or guidance on environmental marketing claims, including but not limited to the use of “carbon neutral,” “sustainable,” “eco-friendly,” “compostable,” “recyclable,” or similar language in product marketing. For instance, the Federal Trade Commission (“FTC”) has issued its Green Guides which provide guidance on environmental marketing claims. The FTC is currently in the process of updating the Green Guides, which updates may impact our ability to make future environmental marketing claims as we currently do or result in future litigation as compliance with the Green Guides are embedded in certain U.S. state consumer protection statutes. That or any other regulation or guidance may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products and, in turn, may adversely impact our business, financial condition, and results of operations. Sustainability and ESG matters have also been the subject of increased focus by regulators, including in the United States, which may expose us to potential regulatory scrutiny or enforcement actions related to our sustainability and ESG activities.
Further, organizations that provide information to investors on corporate governance matters have developed ratings processes for evaluating companies on their approach to sustainability and ESG matters. Unfavorable ESG ratings could lead to negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital.
Moreover, we have engaged, and expect to continue to engage, in certain voluntary initiatives (such as voluntary disclosures or setting goals) to improve the ESG profile of our Company and/or our products. However, such initiatives may be costly and may not have the desired effect. For example, PET is a recyclable material, and we encourage our customers and consumers to recycle bottles and packaging that contain it. However, not all PET is recycled due to a lack of recycling infrastructure. This can help perpetuate the idea that PET plastic creates waste, rather than a discussion around the lack of infrastructure in place to facilitate recycling. Overall, execution of our ESG strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability-related goals, which could damage our reputation and consumer and other stakeholder relationships. Additionally, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or sustainability matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. For example, there have been increasing allegations of greenwashing against companies in our industry making sustainability-related claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve.
In light of stakeholders’ increased focus on sustainability matters, there can be no certainty that we will manage such issues successfully. This could negatively impact our ability to access capital and could lead to risk of litigation or reputational damage relating to our sustainability policies or performance. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
We may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution.
The conduct of our business and the demand for our products are subject to various laws and regulations administered by federal, provincial, state, and local governmental authorities and agencies in the United States, Canada, the United Kingdom, and Israel. If our

business expands into new markets, we may be subject to additional laws and regulations. We may incur significant costs and delays in order to attain or maintain compliance with these legal requirements, or may fail to maintain or acquire necessary licenses, leases, and permits. These laws and regulations may impose numerous obligations that are applicable to our operations, including, but not limited to, the acquisition of permits before commencing regulated activities.
In particular, there is a growing concern about the accumulation of plastic, including microplastics and nano plastics, and other packaging waste in the environment, particularly in the world’s oceans and waterways. As a result, packaging waste that displays one or more of our brands has in the past resulted, and could continue to result, in negative publicity or reduce consumer demand for, and overall consumption of, our products, resulting in adverse effects on our business, financial condition, or results of operations.
In response to these concerns, the United States and many other jurisdictions have also imposed or are considering imposing regulations or policies designed to increase the sustainability of packaging, encourage waste reduction, improve recycling collection, enhance the waste management/recycling infrastructure, or restrict the sale of products in certain plastic packaging. These regulations and policies vary in scope, and include taxes or fees designed to incentivize behavior and restrictions or bans on certain products and materials. For example, 25 countries in the European Union have established extended producer responsibility (“EPR”) policies, which make manufacturers such as us responsible for the costs of recycling beverage and food packaging after consumers have used them. EPR policies have been enacted by five states in the United States and are also being contemplated in other jurisdictions in the United States and around the world. In addition, a number of states in the United States as well as some Canadian provinces and most EU member countries have a bottle deposit return system in effect. This is a form of extended producer responsibility that requires a deposit charged to consumers to incentivize the return of the beverage container and shifts recycling costs to industry. Further, certain jurisdictions have imposed or are considering imposing other types of regulations or policies, including packaging taxes, requirements for bottle caps to be tethered to the plastic bottle, minimum recycled content mandates (which would require packaging to include a certain percentage of post-consumer recycled material in a new package) and even bans on the use or sale of single-use plastics like plastic beverage containers. These laws and regulations have in the past and could, in the future, increase the cost of our products, reduce consumer demand and overall consumption of our products, or result in negative publicity, resulting in adverse effects on our business, financial condition, or results of operations.
In addition, there has been a recent rise in litigation against certain companies that use single-use plastic packaging, alleging that the companies have contributed to public nuisances created by plastic packaging pollution (including in public waterways), have failed to warn the public of the potential harms of plastic pollution to public health and the environment, and have made misleading statements in violation of state laws on deceptive business practices. If we were sued in such litigation in the future, this could result in an adverse effect on our reputation, financial condition, or results of operations.
Furthermore, laws, regulations, and government policies may change as a result of changing political, economic, or social climates. Such changes may alter the environment in which we do business, as well as the demand for our products and services, and, therefore, may impact the results of our operations or increase our liabilities. More stringent new and future laws, regulations, and policies could negatively impact our operations.
Our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products.
We have adopted, and are subject to, various quality, environmental, health, and safety standards for our products. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination of water could occur in our operations or those of our bottlers, distributors, or suppliers, or as a result of the acts of third parties. This could result in expensive production interruptions, recalls, and liability claims. Product recalls have in the past and could in the future adversely affect our business by resulting in losses due to their cost, the destruction of product inventory, or lost sales due to any unavailability of the product for a period of time. For example, BlueTriton initiated a voluntary recall of approximately 304,470 cases of spring water in July 2023 due to bromate levels exceeding FDA’s standards. We may be liable to our customers if the consumption of any of our products causes injury, illness, or death. Moreover, negative publicity could be generated, including from false, unfounded, or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business, results of operations, or cash flows.
Litigation or legal proceedings could expose us to significant liabilities, restrict our access to water sources, and damage our reputation.
As a result of the Transaction, we have inherited various litigation claims and legal proceedings, including those relating to water rights and product and label claims, some of which may be material to our business if they are decided against us. If we are subject to future cease and desist orders from regulators regarding certain water sources and related operations, such orders could be material to our business if our access to either is restricted or prohibited for any period of time. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes, and, if possible, estimate the amount of potential losses. If our products are not safely and/or properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.
We may establish a reserve, as appropriate, based upon assessments and estimates in accordance with our accounting policies, and we have also asserted insurance claims where appropriate. We base our assessments, estimates, and disclosures on the information available to us at the time, and rely on legal and management judgment. Actual outcomes or losses or any recoveries we may receive from insurance may differ materially from assessments and estimates. Furthermore, actual settlements, judgments, or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim by a regulator that prohibits our use of water from a water source or operations, or a successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could result in our having to make changes to our business and operations, which could negatively affect our business, financial condition, and results of operations.
We could be exposed to increased litigation, which could have an adverse effect on our business and operations.
The Transaction and the integration of BlueTriton and Primo Water may subject the Company to liabilities that may exist at BlueTriton or Primo Water or may arise following the Closing, some of which may be unknown. Although the parties to the Transaction have conducted due diligence on the operations of BlueTriton and Primo Water, there can be no guarantee that such parties are aware of or have accurately assessed all liabilities of BlueTriton. These liabilities, and any additional risks and uncertainties related to the Transaction not currently known to the parties or that the parties previously deemed immaterial or unlikely to occur, could negatively impact the Company business, financial condition, and results of operations, including profitability. Further, each of BlueTriton’s and Primo Water’s business is different in certain ways from the other, and our results of operations may, as a result, be affected by factors that differ from those currently affecting BlueTriton’s or Primo Water’s results of operations on a previously standalone basis. As a result of the Transaction, we may be exposed to increased litigation from stockholders, customers, suppliers, consumers, and other third parties due to the combined company’s business following the Closing. Any such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations.
The legal and regulatory environment in the jurisdictions in which we operate, changes thereto and our ability to comply with the same could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.
As a producer and distributor of water and beverages, we must comply with various federal, state, provincial, local, and foreign laws relating to the extraction, production, packaging, quality, labeling, and distribution of our products. We are also subject to various federal, state, provincial, local, and foreign environmental and health and safety laws and regulations, including those governing our workplaces and locations where our products are distributed. Our bottled water must meet FDA or parallel foreign requirements of safety for human consumption, labeling, processing, and distribution under sanitary conditions and production in accordance with FDA’s current “good manufacturing practices.” In addition, the public drinking water we source must meet the standards of the U.S. Environmental Protection Agency (the “EPA”) and/or those of similar federal, state, provincial, local, or foreign governmental bodies. Further, any claims we make in marketing our products are subject to the advertising and promotion requirements and restrictions. We also must meet state regulations in a variety of areas, including standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. In addition, certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for transportation of hazardous substances to disposal or treatment facilities.
As a company with operations outside North America in the United Kingdom, and Israel, we may also encounter difficulties associated with managing an organization with operations in multiple countries, complying with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements, and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our associates, contractors, and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business, and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political, and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation, and tax or regulatory changes in certain countries in which we have operations.
In addition to actions brought by governmental agencies, private plaintiffs may also bring actions (including personal injury claims) arising from the presence of hazardous substances on a property. There can be no assurances that we will not be required to make material expenditures in the future for these or other contamination-related concerns or that other responsible parties will cooperate in conducting or paying for their share of any required cleanup.
We strive to maintain all permits or approvals required to conduct our business, but we are not able to ensure we will receive, or will be able to maintain, such approvals in the future or to gain approval necessary to extract or distribute our water products, or otherwise conduct our business. The laws and regulations applicable to us are complex and may change as a result of political, economic, or social events or become more stringent over time. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, our effective tax rate, competition laws, and environmental laws, including laws relating to the regulation of water rights and treatment, and how we may market our products. For instance, PFAS, a group of synthetic substances that has historically been used in food packaging and a wide variety of other products and may be found in water sources (including groundwater aquifers and municipal supplies), has been targeted for risk assessment, restriction, and high-priority remediation, as well as being the subject of litigation, governmental investigations, and legislative and regulatory efforts in the United States and other countries. Changes in laws, regulations, or government policy and related interpretations may alter the environment in which we do business and create increased costs of compliance with current and future environmental laws and regulations, which may negatively affect our results of operations or increase our costs or liabilities.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service (the “IRS”) or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any internal corporate claims, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, associates, or stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the following types of proceedings: (i) any derivative action or proceeding brought on our behalf; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders; (iii) any action, suit, or proceeding asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time); (iv) any action, suit, or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; or (v) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, which for purposes of this risk factor refers to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act; our bylaws provide that the federal district courts of the United States will be the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, which for purposes of this risk factor is referred to herein as the “Federal Forum Provision.” There is uncertainty as to whether a court would enforce such a provision. In addition, our organizational documents provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived the Company’s compliance with U.S. securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision may impose additional costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or were permitted to select another jurisdiction. Additionally, the forum selection clauses in our bylaws may limit stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with the Company or our directors, officers, associates, or stockholders, which may discourage such lawsuits against the Company and our directors, officers, associates, and stockholders even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.
Our ability to use certain tax attributes may become subject to limitation.
As of September 30, 2024, BlueTriton had no U.S. federal net operating loss carryforwards and state and Canadian net operating loss carryforwards of approximately $11.9 million and $19.5 million, respectively, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), of approximately $369.1 million. As of September 28, 2024, Primo Water had $65.4 million of U.S. federal net operating loss carryforwards and state and Canadian net operating loss carryforwards of approximately $8.7 million and $205.4 million, respectively, and disallowed interest expense carryforwards under Section 163(j) of the Code, of approximately $45.0 million.
Our ability to utilize any federal net operating carryforwards and disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased in certain situations. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards.
Any “ownership change” with respect to us, which could occur as a result of transactions outside of our control, could potentially result in a limitation on our ability to utilize certain of our tax attributes to offset our taxable income, which could adversely affect our future cash flows.
Accounting and Financial Statements Risks
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complex and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Changes to our business model and accounting methods, principles, or interpretations could result in significant changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results and may require that we change how we process, analyze, and report financial information and our financial reporting controls. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.
Significant demands will be placed on our financial controls and reporting systems as a result of the Transaction.
There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated in connection with the Transaction and significant demands will be placed on our managerial, operational, and financial personnel and systems. Our future operating results may be affected by the ability of our officers and key associates to manage changing business conditions and to implement, expand, and revise our operational and financial controls and reporting systems in response to the Transaction.

If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses. Significant estimates and judgments involve: those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, inventory reserves, realizability of income taxes, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite lived intangible assessments, and the incremental borrowing rate related to lease obligations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations or have future borrowings available under the BlueTriton ABL Credit Facility (as defined in Part I, Item 2 of this Quarterly Report), the Primo Water Revolving Credit Facility (as defined in Part I, Item 2 of this Quarterly Report), or our other debt instruments to enable us to repay our indebtedness or to fund our other liquidity needs. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” elsewhere in this Quarterly Report.
Subject to the limits contained in the BlueTriton Senior Secured Credit Facilities (as defined in Part I, Item 2 of this Quarterly Report), the indenture governing the BlueTriton Senior Notes (as defined in Part I, Item 2 of this Quarterly Report), the indentures covering the Primo Senior Notes (as defined in Part I, Item 2 of this Quarterly Report), the Primo Water Credit Agreement (as defined in Part I, Item 2 of this Quarterly Report), the Primo Water Revolving Credit Facility, and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions or for other purposes. If we do so, the risks related to our substantial level of debt would further increase. Specifically, our substantial indebtedness could negatively impact our business, including:
• making it more difficult for us to satisfy our obligations under our debt instruments, and events of default could result if we fail to comply with these obligations;
• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments, or acquisitions or other general corporate purposes;
• requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments, or acquisitions and other general corporate purposes;
• increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;
• exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the BlueTriton Senior Secured Credit Facilities and the Primo Water Revolving Credit Facility, are at variable rates of interest;
• limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
• restricting us from making strategic acquisitions or causing us to make non-strategic divestitures in order to generate cash proceeds necessary to satisfy our debt obligations;
• impairing our ability to obtain additional financing in the future;
• preventing us from raising the funds necessary to repurchase all BlueTriton Senior Notes or Primo Senior Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the indenture governing the BlueTriton Senior Notes and the Primo Indentures;
• placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete; and
• increasing our cost of borrowing or limiting our ability to refinance indebtedness.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations in respect of our outstanding debt.
Our indebtedness may expose us to substantial risks.
As of September 30, 2024, BlueTriton had $3,750.1 million in long-term debt outstanding and Primo Water had $1,268.8 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends, or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all and to the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms, commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business, and/or have a material adverse effect on our financial condition and results of operations. Our future operating performance and our ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
Disruption in the financial markets could affect our ability to refinance or restructure existing indebtedness obligations on favorable terms, or at all.
The debt obligations of Primo Water and BlueTriton have remained outstanding following the Transaction, and we may, in the future, wish to repay or refinance some of it on an opportunistic basis. However, disruptions in the credit markets or uncertainty in the United States or elsewhere could result in a tightening of financial markets. As a result of financial market turmoil, we may not be able to obtain the necessary funding to refinance our existing debt obligations on favorable terms (or at all). If we are unable to successfully refinance our obligations on reasonable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to us.
Our credit ratings are subject to ongoing evaluation.
The outstanding debt of both Primo Water and BlueTriton has been periodically rated by nationally recognized credit rating agencies. The credit ratings of BlueTriton, Primo Water, and the Company may be adversely affected by various factors including increased debt levels, decreased earnings, declines in customer demands, increased competition, and the deterioration in general economic and business conditions. The credit rating of BlueTriton, Primo Water, and the Company are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that such ratings will be maintained in the future. Downgrades in BlueTriton’s, Primo Water’s, or the Company’s ratings could adversely affect our business, cash flows, availability of capital, financial condition, operating results, and share and debt prices.
Primo Water and/or BlueTriton may have liabilities that are not known at this time.
As a result of the Transaction, we have effectively consolidated all of the liabilities of Primo Water and BlueTriton, whether or not currently known. There may be claims, assessments, or liabilities that were not discovered or identified in the course of performing due diligence investigations of the two businesses. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, whether known or unknown, individually or in the aggregate, could have a material adverse effect on our business. We may uncover additional information about the businesses that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws.
We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position, and results of operations and our ability to satisfy our debt obligations. Additionally, if we cannot make scheduled payments on our debt, we will be in default under our debt agreements. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default could permit our lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to meet our operating needs and fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other financing on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our operating needs or our scheduled debt service obligations. Our debt agreements restrict our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Additionally, our debt agreements permit us to pay certain dividends or make other restricted payments in the future, subject to certain limitations. Any dividends or other restricted payments would reduce our cash available to service our debt and the related risks that we now face would increase.
Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
As of September 30, 2024, BlueTriton had $713.0 million of BlueTriton Senior Notes, $3,106.6 million of term loan borrowings outstanding under the BlueTriton Term Loan Facility (as defined in Part I, Item 2 of this Quarterly Report), and no borrowings outstanding under the BlueTriton ABL Credit Facility (without giving effect to approximately $52.0 million of letters of credit then issued and outstanding under the BlueTriton ABL Credit Facility). As of September 28, 2024, Primo Water had $1,252.1 million of debt outstanding under the Primo Senior Notes, and no outstanding borrowings under the Primo Water Revolving Credit Facility (without giving effect to approximately $65.6 million of letters of credit then issued and outstanding under the Primo Water Revolving Credit Facility). However, we and our subsidiaries may incur significant additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness (including, among others, trade payables and other expenses incurred in the ordinary course of business). As of September 30, 2024, BlueTriton had available borrowing capacity under the BlueTriton ABL Credit Facility of $298 million (net of outstanding letters of credit of $52 million). Furthermore, as of September 28, 2024, Primo Water had available borrowing capacity under the Primo Water Revolving Credit Facility of $284.4 million. Additionally, pursuant to our debt agreements, we have the option to raise incremental term loans or increase commitments under our revolving credit facilities by certain amounts pursuant to the credit agreements governing such facilities. If new debt is added to our current debt levels, the related risks that we now face would increase.
We are a holding company with no operations and may not have access to sufficient cash to meet our financial obligations.
We are a holding company and have limited direct operations. Our most significant assets are the equity interests we directly and indirectly hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, our subsidiaries are separate and distinct legal entities and any payments on dividends, distributions, loans, or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures under which our subsidiaries distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our financial obligations.

The terms of our debt agreements impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on our indebtedness.
Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries to:
• incur additional indebtedness, guarantee indebtedness, or issue disqualified stock;
• pay dividends on, redeem or repurchase stock, or make other distributions in respect of capital stock and make other restricted payments;
• prepay, redeem, or repurchase certain debt;
• issue certain preferred stock or similar equity securities;
• make loans and investments;
• transfer, lease, or sell certain assets;
• create or permit to exist certain liens;
• enter into certain transactions with affiliates;
• consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
• agree to dividend or other payment restrictions affecting our restricted subsidiaries; and
• designate restricted and unrestricted subsidiaries.
As a result of all of these restrictions, we may be:
• limited in how we conduct our business;
• unable to raise additional debt or equity financing to operate during general economic or business downturns; or
• unable to compete effectively or to take advantage of new business opportunities.
These restrictions might hinder our ability to grow in accordance with our strategies. These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies, and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions, pandemics or epidemics, and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that are not favorable to our equity owners and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
In addition, subject to any changes we may in the future make to our capital structure, each of Primo Water’s and BlueTriton’s legacy indebtedness will remain separate within its respective organizational structure, with no cross-guarantees or credit support between legacy Primo Water or BlueTriton. Each of Primo Water’s and BlueTriton’s indebtedness contains restrictive covenants that impose significant restrictions on the ability of Primo Water and BlueTriton to operate together, other than on an arm’s-length basis in accordance with the terms of such indebtedness. As a result, we may have significant restrictions on our ability to transfer assets, or otherwise enter into non-arm’s length transactions, between the Primo Water and BlueTriton organizational structures. Such indebtedness also contains restrictive covenants that impose significant restrictions on the ability to pay dividends and make other distributions from each of Primo Water and BlueTriton to Primo Brands. As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be constrained in our ability to pay dividends or unable to engage in favorable business activities or finance future operations or capital needs.
Furthermore, our ability to borrow under the BlueTriton ABL Credit Facility and the Primo Water Revolving Credit Facility is limited by a borrowing base and may be restricted by the agreements governing our indebtedness. Under certain circumstances, the BlueTriton ABL Credit Facility and the Primo Water Revolving Credit Facility require us to comply with a minimum fixed charge coverage ratio and may require us to reduce debt or take other actions in order to comply with this ratio. Moreover, the BlueTriton ABL Credit Facility and the Primo Water Revolving Credit Facility provide discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

A breach of the covenants under our debt agreements could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under our credit facilities would permit the lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or holders of the BlueTriton Senior Notes or the Primo Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
General Risk Factors
Global or regional catastrophic events could affect our business, financial condition, and results of operations.
Our business may be affected by large- or small-scale terrorist acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters such as hurricanes, floods, droughts, earthquakes, or other acts of nature, as well as blowouts, epidemics, pandemics, diseases, fires, explosions, industrial accidents, power grid failures, strikes, labor shortages, supply chain disruptions, transportation interruption, waste disposal accidents, waterborne illness outbreaks and other events. In addition, world economies and capital markets have been adversely impacted by COVID-19 and its variants, the war in the Ukraine, the Israel-Hamas war in the Middle East, and political instability in the United States and elsewhere. Such events could impair our ability to manage our business, disrupt our supply of raw materials and affect production, transportation, and delivery of products. Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of damage to and destruction of property and equipment, including property and equipment owned by third parties which our operations rely upon; damage to natural resources, pollution, and other environmental damage, regulatory investigations, suspension or delay of our operations, substantial liability claims, and remediation costs. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products. Such events could affect our operations and the operations of our customers, distributors, suppliers, and other third parties with whom we do business. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.
Our results of operations may be negatively affected by uncertainty in the financial markets, general macroeconomic conditions and global financial events.
Our business, financial condition, results of operations and liquidity may be adversely affected by global economic conditions, including high inflation, credit market conditions, increased unemployment, labor market shortages, supply chain disruptions, reduced levels of consumer and business confidence, commodity (including energy) prices and supply, a recession or economic slowdown, geopolitical events, including the war in Ukraine, the Israel-Hamas war in the Middle East, trade policies, foreign currency exchange rates, changing policy positions or priorities, levels of government spending and deficits and actual or anticipated default on debt.
Periods of uncertainty in the financial markets and adverse economic conditions could have a number of different effects on our business, including:
• a reduction in consumer spending and demand for our products, which could result in a reduction in our sales volume;
• a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;
• an increase in counterparty risk; and
• restricted access to capital markets that may limit our ability to take advantage of business opportunities.
If economic conditions deteriorate, our industry, business, and results of operations could be materially and adversely affected.
In recent years, global financial events have resulted in the consolidation, failure, or near failure of a number of institutions in the banking, insurance, and investment banking industries, and have substantially reduced the ability of companies to obtain financing. These events also adversely affected the financial markets. These events could continue to have a number of different effects on our business, including: a reduction in consumer spending, which could result in a reduction in our sales volume; a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow; an increase in counterparty risk; an increased likelihood that one or more members of our banking syndicate may be unable to honor their commitments under our senior secured credit facilities; and restricted access to capital markets, which may limit our ability to take advantage of business opportunities. In addition, we deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of recovery. The failure of a financial institution at which our customers, distributors, suppliers, and other third parties with whom we do business maintain cash balances could have a negative impact on our customers, distributors, suppliers and other third parties with whom we do business’ ability to purchase and distribute our product. Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively affect our business.
ITEM 5. OTHER INFORMATION.
(a) Severance and Non-Competition Agreement
On December 11, 2024, the Company adopted the Severance and Non-Competition Plan (the “Severance Plan”) that defines each participant’s entitlements upon an Involuntary Termination (as defined in the Severance Plan). Under the Severance Plan, if a participant experiences an Involuntary Termination the participant would receive a lump sum cash payment equal to the product of the participant’s annual base salary and target bonus for the year in which such Involuntary Termination occurs, and the participant’s severance multiple. In addition, the participant would receive a pro rata bonus based on the number of days worked for the year of termination based on the actual bonus they would have received if they had been employed through the end of the year. The participant’s severance multiple is determined by their level of participation, with Level 1 being 2.0, Level 2 generally being 1.25, and Level 3 being 1.0. Participants are also entitled to continued participation in group health plans for a period equal to the product of one year and the participant’s severance multiple, up to a maximum of 18 months. Additionally, participants are eligible for up to $15,000 in outplacement assistance benefits, which must be used by the end of the second calendar year following the year of such Involuntary Termination. The participants are subject to standard confidentiality undertakings and agree to several restrictive covenants under the Severance Plan. Pursuant to the Severance Plan, the participants each agree to a non-competition covenant that generally limits their ability to compete with the Company in any countries in which it conducts business. The participants also agree to non-solicitation and non-disparagement covenants. These limitations continue during the term of employment and for a duration equal to the product of one year and the participant’s severance multiple following termination, regardless of the cause of the termination. For purposes of the “Level 2” severance multiple, Mr. Austin’s severance multiple is 1.5 pursuant to the terms of his offer letter.
The foregoing description of the Severance Plan is qualified in its entirety by reference to the full text of the Severance Plan which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Executive Offer Letters
On December 11, 2024, the Company entered into an offer letter agreement (each, an “Offer Letter”) with each of Robbert Rietbroek, the Company’s Chief Executive Officer, David Hass, the Company’s Chief Financial Officer, Jason Ausher, the Company’s Chief Accounting Officer, Robert Austin, the Company’s Chief Operating Officer, and Marni Morgan Poe, the Company’s General Counsel & Corporate Secretary.
Mr. Rietbroek’s Offer Letter
Pursuant to Mr. Rietbroek’s Offer Letter, Mr. Rietbroek will earn an annual base salary of $750,000, which shall be increased, effective January 1, 2025, to $1,100,000. Mr. Rietbroek will be eligible to participate in the Company’s annual executive bonus plan with an annual target bonus equal to 150% of his base salary. He will also receive an annual car allowance of $16,000.
Mr. Rietbroek will be provided relocation assistance pursuant to the Company’s Executive Relocation Policy as described in the Offer Letter. These benefits are subject to repayment under certain circumstances if Mr. Rietbroek resigns his employment with the Company for any reason (other than Good Reason (as defined in the Severance Plan)) or if the Company terminates his employment for Cause (as defined in the Severance Plan) prior to the three-year anniversary of the date on which the Company last disburses relocation-related funds. This payment is also subject to repayment if Mr. Rietbroek does not relocate to within approximately 100 miles of the Tampa, Florida area by June 30, 2026.
Mr. Rietbroek will be eligible to participate in all of the Company’s benefit plans made available to its employees and senior executives and received an equity incentive award for the Company’s 2025 fiscal year in connection with the Company’s annual grants, which was delivered in the form of 81,453 time-based restricted share units and 158,116 performance-based restricted share units, under the Primo Brands Corporation Equity Incentive Plan (the “Equity Plan”). The time-based restricted share units (the “RSUs”) are eligible to vest in three equal annual installments, subject to continued employment through the applicable vesting date. The performance-based restricted share units (the “PSUs”) are eligible to vest based upon the achievement of total shareholder return (“TSR”) relative to the S&P 400 index over a three-year period beginning on the first day of the Company’s 2025 fiscal year and ending on the last day of the Company’s 2027 fiscal year.
Mr. Rietbroek will participate in the Severance Plan, as a “Level 1” participant.

The foregoing description of Mr. Rietbroek’s Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Mr. Hass’s Offer Letter
Pursuant to Mr. Hass’s Offer Letter, Mr. Hass will earn an annual base salary of $550,000, which shall be increased, effective January 1, 2025, to $625,000. Mr. Hass will be eligible to participate in the Company’s annual executive bonus plan with an annual target bonus equal to 90% of his base salary. He will also receive an annual car allowance of $13,500 and an annual phone allowance in accordance with Company policies.
Mr. Hass will be eligible to participate in all of the Company’s benefit plans made available to its employees and senior executives, and received an annual award, which was delivered in the form of 22,470 time-based restricted share units and 43,618 performance-based restricted share units, under the Equity Plan. The RSUs are eligible to vest in three equal annual installments, subject to continued employment through the applicable vesting date. The PSUs are eligible to vest based upon the achievement of TSR relative to the S&P 400 index over a three-year period beginning on the first day of the Company’s 2025 fiscal year and ending on the last day of the Company’s 2027 fiscal year.
Mr. Hass will participate in the Severance Plan as a “Level 2” participant.
The foregoing description of Mr. Hass’s Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Mr. Ausher’s Offer Letter
Pursuant to Mr. Ausher’s Offer Letter, Mr. Ausher will earn an annual base salary of $415,249, which shall be increased, effective January 1, 2025, to $430,000. Mr. Ausher will be eligible to participate in the Company’s annual executive bonus plan with an annual target bonus equal to 60% of his base salary. He will also receive an annual phone allowance in accordance with Company policies.
Mr. Ausher will be eligible to participate in all of the Company’s benefit plans made available to its employees and senior executives, and received an annual award, which was delivered in the form of 4,002 time-based restricted share units and 7,769 performance-based restricted share units, under the Equity Plan. The RSUs are eligible to vest in three equal annual installments, subject to continued employment through the applicable vesting date. The PSUs are eligible to vest based upon the achievement of TSR relative to the S&P 400 index over a three-year period beginning on the first day of the Company’s 2025 fiscal year and ending on the last day of the Company’s 2027 fiscal year.
Mr. Ausher will participate in the Severance Plan as a “Level 3” participant.
The foregoing description of Mr. Ausher’s Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Mr. Austin’s Offer Letter
Pursuant to Mr. Austin’s Offer Letter, Mr. Austin will earn an annual base salary of $800,000. Mr. Austin will be eligible to participate in the Company’s annual executive bonus plan with an annual target bonus equal to 150% of his base salary. He will also receive an annual car allowance of $20,000 and an annual phone allowance in accordance with Company policies.
Mr. Austin will be eligible to participate in all of the Company’s benefit plans made available to its employees and senior executives, and received an annual award, which was delivered in the form of 11,937 time-based restricted share units and 23,172 performance-based restricted share units, under the Equity Plan. The RSUs are eligible to vest in three equal annual installments, subject to continued employment through the applicable vesting date. The PSUs are eligible to vest based upon the achievement of TSR relative to the S&P 400 index over a three-year period beginning on the first day of the Company’s 2025 fiscal year and ending on the last day of the Company’s 2027 fiscal year.
Mr. Austin will participate in the Severance Plan as a “Level 2” participant with a severance multiple of 1.5 as described above.
The foregoing description of Mr. Austin’s Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Ms. Poe’s Offer Letter
Pursuant to Ms. Poe’s Offer Letter, Ms. Poe will earn an annual base salary of $515,000, which shall be increased, effective January 1, 2025, to $585,000. Ms. Poe will be eligible to participate in the Company’s annual executive bonus plan with an annual target bonus equal to 80% of her base salary. She will also receive an annual car allowance of $13,500 and an annual phone allowance in accordance with Company policies.
Ms. Poe will be eligible to participate in all of the Company’s benefit plans made available to its employees and senior executives, and received an annual award, which was delivered in the form of 15,448 time-based restricted share units and 29,987 performance-based restricted share units, under the Equity Plan. The RSUs are eligible to vest in three equal annual installments, subject to continued employment through the applicable vesting date. The PSUs are eligible to vest based upon the achievement of TSR relative to the S&P 400 index over a three-year period beginning on the first day of the Company’s 2025 fiscal year and ending on the last day of the Company’s 2027 fiscal year.
Ms. Poe will participate in the Severance Plan as a “Level 2” participant.
The foregoing description of Ms. Poe’s Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
(b) None.
(c) During the three months ended September 30, 2024, none of our directors or officers (as defined under as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Filed/Furnished Herewith	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Arrangement Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Primo Water Corporation’s Current Report on Form 8-K filed with the SEC on June 18, 2024).	8-K	001-341410	2.1	6/18/2024
2.2		Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	001-341410	2.1	10/4/2024
3.1		Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K12G3	000-56706	3.1	11/8/2024
3.2		Amended and Restated Bylaws of Primo Brands Corporation.	8-K12G3	000-56706	3.2	11/8/2024
10.1 (1)	*	Primo Brands Corporation Severance and Non-Competition Plan, dated December 11, 2024.
10.2 (1)	*	Offer Letter, dated December 11, 2024, by and between the Company and Robbert Rietbroek.
10.3 (1)	*	Offer Letter, dated December 11, 2024, by and between the Company and David Hass.
10.4 (1)	*	Offer Letter, dated December 11, 2024, by and between the Company and Jason Ausher.
10.5 (1)	*	Offer Letter, dated December 11, 2024, by and between the Company and Robert Austin.
10.6 (1)	*	Offer Letter, dated December 11, 2024, by and between the Company and Marni Morgan Poe.
10.7 (1)	*	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Water Corporation Equity Incentive Plan.
10.8 (1)	*	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Water Corporation Equity Incentive Plan.
31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS		Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Instance Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.
*Filed herewith
**Furnished herewith
(1) Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMO BRANDS CORPORATION

December 17, 2024	By:	/s/ David Hass
	Name:	David Hass
	Title	Chief Financial Officer
(On behalf of the Company)

December 17, 2024	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title	Chief Accounting Officer
(Principal Accounting Officer)

Appendix I and II
Explanatory Note
On November 8, 2024, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation (“Primo Brands”, or the “Company”), consummated the transactions contemplated by that certain Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto, dated as of October 1, 2024 (as amended, the “Arrangement Agreement”), by and among Primo Water Corporation, a company existing under the laws of Ontario (“Primo Water”), Triton Water Parent, Inc., formerly a Delaware corporation (“BlueTriton”), the Company, formerly a wholly-owned subsidiary of BlueTriton, Triton Merger Sub 1, Inc., formerly a wholly-owned subsidiary of the Company (“Merger Sub”), and 1000922661 Ontario Inc., formerly a wholly-owned subsidiary of the Company (“Amalgamation Sub”). As contemplated by the Arrangement Agreement: (i) Amalgamation Sub, by way of a court-approved statutory plan of arrangement pursuant to the provisions of the Business Corporations Act (Ontario), acquired all of the issued and outstanding shares of Primo Water (other than any such shares held by Amalgamation Sub or any of its affiliates) in exchange for shares of Class A common stock, par value $0.01 per share, of Primo Brands (the “Class A common stock”) on a 1:1 basis, resulting in former equity owners of Primo Water holding shares of Class A common stock representing approximately 43% of the Fully Diluted Shares (as defined herein), followed immediately by an amalgamation of Primo Water and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of Primo Brands (the “Arrangement”); (ii) immediately following the Arrangement, Merger Sub was merged with and into BlueTriton (the “Merger”), with BlueTriton surviving the Merger as a wholly-owned subsidiary of Primo Brands; (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton, as the surviving company in the Merger, was merged with and into Primo Brands (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “Transaction”), with Primo Brands being the surviving corporation in the Subsequent Merger; (iv) in connection with the Subsequent Merger, each share of common stock of BlueTriton issued and outstanding immediately prior to the Merger (other than shares cancelled in accordance with the Arrangement Agreement) were converted into shares of Class A common stock or shares of Class B common stock, par value $0.01 per share of the Company (the “Class B common stock”), such that the prior stockholders of BlueTriton hold shares of Class A common stock and Class B common stock (collectively, the “Shares”) representing approximately 57% of the Fully Diluted Shares; and (v) as a result of the Transaction, Primo Water and Triton Water Intermediate, Inc., previously a wholly-owned subsidiary of BlueTriton, became wholly-owned subsidiaries of the Company. “Fully Diluted Shares” refers to the sum of (i) the aggregate number of shares of Class A common stock and Class B common stock issued and outstanding, plus (ii) the aggregate maximum number of shares of Class A common stock issuable in respect of any equity interests of the Company that were outstanding or deemed outstanding at the time of the Transaction (and assuming the vesting in full of such equity interests subject to vesting or similar conditions).

On November 8, 2024, the Company became the successor issuer to Primo Water pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(e) under the Exchange Act, the Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the related rules and regulations. On November 11, 2024, shares of Class A common stock of the Company began regular-way trading on the NYSE under the ticker symbol “PRMB”.
Prior to the Transaction, BlueTriton shares were not registered shares under the Exchange Act and therefore, BlueTriton was not subject to the reporting requirements under the Exchange Act. It was determined that BlueTriton is the accounting acquirer and as such, Primo Brands is providing supplemental disclosures in Appendix I regarding BlueTriton, pursuant to instructions to the Quarterly Report on Form 10-Q (the “Form 10-Q”) and Rule 10-01 of Regulation S-X for interim financial statements. As BlueTriton is the accounting acquirer and predecessor of Primo Brands, BlueTriton’s results will be included for all periods reported and the accounting policies and practices of BlueTriton will be applied by Primo Brands after the Transaction. Primo Water’s results will be included in the Company’s consolidated results effective November 9, 2024.
As a result of the Transaction, Primo Water is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, the Company is providing supplemental disclosures in Appendix II regarding Primo Water, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements.
Since the Transaction was completed after the end of the September 30, 2024 reporting period covered by this Form 10-Q, this filing reflects the results of Primo Brands for periods prior to the Transaction. The information contained in Appendix I and II reflects the individual results of BlueTriton and Primo Water for periods prior to the Transaction and does not include any adjustments that may be required as a result of the application of the acquisition method of accounting.

Appendix I
TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$ 176.7	$ 47.0
Trade receivables, net of credit losses of $3.1 and $3.4 at September 30, 2024 and December 31, 2023, respectively	452.6	397.5
Inventories	199.3	180.4
Prepaid expenses and other current assets	57.1	73.1
Total current assets	885.7	698.0
Property, plant and equipment, net	1,524.4	1,609.2
Operating lease right-of-use-assets, net	498.8	552.0
Goodwill	816.6	817.4
Intangible assets, net	1,402.7	1,420.2
Other non-current assets	53.6	57.0
Total assets	$ 5,181.8	$ 5,153.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$ 45.3	$ 31.9
Trade payables	354.3	356.5
Accruals and other current liabilities	379.0	320.6
Current portion of operating lease obligations	68.3	73.8
Total current liabilities	846.9	782.8
Long-term debt, less current portion	3,750.1	3,450.7
Operating lease obligations, less current portion	449.4	498.2
Deferred income taxes	353.1	397.0
Other non-current liabilities	23.8	22.4
Total liabilities	$ 5,423.3	$ 5,151.1
Commitments and contingencies
Shareholders' Equity:
Series A preferred stock, $0.001 par value, $1,000 stated value, 250,000 shares authorized, nil at September 30, 2024 and December 31, 2023 were issued and outstanding	$ —	$ —
Common stock, $0.01 par value, 1,050,000 shares authorized, and 1,030,365 at September 30, 2024 and December 31, 2023 were issued and outstanding	—	—
Additional paid-in capital	1,025.4	1,024.5
Accumulated deficit	(1,255.7)	(1,014.3)
Accumulated other comprehensive loss	(11.2)	(7.5)
Total shareholders' equity	$ (241.5)	$ 2.7
Total liabilities and shareholders' equity	$ 5,181.8	$ 5,153.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

($ in millions, except share and per share values)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$ 1,305.1	$ 1,252.6	$ 3,755.3	$ 3,612.7
Cost of sales	888.9	874.5	2,563.8	2,574.9
Gross profit	416.2	378.1	1,191.5	1,037.8
Selling, general and administrative expenses	239.7	230.8	714.7	709.3
Acquisition, integration and restructuring expenses	10.0	4.0	29.0	15.0
Other operating expenses (income), net	9.0	(11.4)	6.5	(3.9)
Operating income	157.5	154.7	441.3	317.4
Interest and financing expense, net	85.7	75.8	251.8	212.7
Income before income taxes	71.8	78.9	189.5	104.7
Provision for income taxes	18.5	21.4	48.2	24.0
Net income	$ 53.3	$ 57.5	$ 141.3	$ 80.7
Dividend on preferred stock	—	7.2	—	20.4
Net income attributable to common stockholders	$ 53.3	$ 50.3	$ 141.3	$ 60.3

Basic and diluted earnings per share	$ 51.73	$ 48.89	$ 137.14	$ 58.61
Basic and diluted weighted average number of shares outstanding	1,030,365	1,028,803	1,030,365	1,028,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$ 53.3	$ 57.5	$ 141.3	$ 80.7
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustments	1.8	(4.2)	(3.3)	1.3
Net unrealized actuarial loss in postretirement benefit plans, net of taxes	(0.1)	(0.3)	(0.4)	(0.8)
Other comprehensive income (loss)	1.7	(4.5)	(3.7)	0.5
Total comprehensive income	$ 55.0	$ 53.0	$ 137.6	$ 81.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
($ and shares in millions, except per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders’ equity
	Shares	Amount
January 1, 2024	1.0	$ —	$ 1,024.5	$ (1,014.3)	$ (7.5)	$ 2.7
Net income	—	—	—	33.5	—	33.5
Other comprehensive loss	—	—	—	—	(3.6)	(3.6)
Stock-based compensation	—	—	0.3	—	—	0.3
Dividends on common stock ($371.42 per share)	—	—	—	(382.7)	—	(382.7)
March 31, 2024	1.0	$ —	$ 1,024.8	$ (1,363.5)	$ (11.1)	$ (349.8)
Net income	—	—	—	54.5	—	54.5
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)
Stock-based compensation	—	—	0.3	—	—	0.3
June 30, 2024	1.0	$ —	$ 1,025.1	$ (1,309.0)	$ (12.9)	$ (296.8)
Net income	—	—	—	53.3	—	53.3
Other comprehensive income	—	—	—	—	1.7	1.7
Stock-based compensation	—	—	0.3	—	—	0.3
September 30, 2024	1.0	$ —	$ 1,025.4	$ (1,255.7)	$ (11.2)	$ (241.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(CONTINUED)
($ and shares in millions, except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders’ equity
	Shares	Amount	Shares	Amount
January 1, 2023	0.2	$ 180.5	1.0	$ —	$ 1,023.0	$ (1,057.2)	$ (11.7)	$ 134.6
Net loss	—	—	—	—	—	(6.1)	—	(6.1)
Other comprehensive income	—	—	—	—	—	—	1.8	1.8
Stock-based compensation	—	—	—	—	0.3	—	—	0.3
March 31, 2023	0.2	$ 180.5	1.0	$ —	$ 1,023.3	$ (1,063.3)	$ (9.9)	$ 130.6
Net income	—	—	—	—	—	29.3	—	29.3
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Stock-based compensation	—	—	—	—	0.4	—	—	0.4
June 30, 2023	0.2	$ 180.5	1.0	$ —	$ 1,023.7	$ (1,034.0)	$ (6.7)	$ 163.5
Net income	—	—	—	—	—	57.5	—	57.5
Other comprehensive loss	—	—	—	—	—	—	(4.5)	(4.5)
Stock-based compensation	—	—	—	—	0.3	—	—	0.3
September 30, 2023	0.2	$ 180.5	1.0	$ —	$ 1,024.0	$ (976.5)	$ (11.2)	$ 216.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in millions)	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$ 141.3	$ 80.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227.3	222.6
Amortization of debt discount and issuance costs	12.5	10.1
Inventory obsolescence expense	13.3	22.5
Allowance for expected credit losses	6.6	10.5
Change in deferred taxes	(43.6)	(26.1)
Commodity forwards loss (gain)	5.8	(5.6)
Other non-cash items	7.5	7.9
Changes in operating assets and liabilities:
Trade receivables	(61.7)	11.7
Inventories	(31.4)	0.1
Prepaid expenses and other current and non-current assets	15.9	4.7
Trade payables	23.3	(180.0)
Accruals and other current and non-current liabilities	53.3	39.7
Net cash provided by operating activities	$ 370.1	$ 198.8
Cash flows from investing activities:
Purchases of property, plant and equipment	$ (96.9)	$ (162.0)
Purchases of intangible assets	(36.4)	(12.2)
Proceeds from settlement of split-dollar life insurance contracts and other	2.4	2.9
Other investing activities	0.5	—
Net cash used in investing activities	$ (130.4)	$ (171.3)
Cash flows from financing activities:
Proceeds from 2024 Incremental Term Loan, net of discount	$ 392.0	$ —
2024 Incremental Term Loan debt issuance costs	(5.1)	—
Proceeds from borrowings from Revolver	25.0	85.0
Repayment of borrowings from Revolver	(115.0)	(85.0)
Repayment of Term Loans	(24.0)	(21.0)
Proceeds from borrowings of other debt	7.4	1.3
Principal repayment of loans, other	(2.7)	—
Principal repayment of finance leases	(4.6)	—
Dividends paid on common stock	(382.7)	—
Net cash used in financing activities	$ (109.7)	$ (19.7)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.3)	(0.1)
Net change in cash, cash equivalents, and restricted cash	129.7	7.7
Cash, cash equivalents, and restricted cash at beginning of period	47.0	105.8
Cash, cash equivalents, and restricted cash at end of period	$ 176.7	$ 113.5
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $4.2 and $8.7 during 2024 and 2023, respectively	$ 231.5	$ 189.6
Cash paid for income taxes	$ 58.6	$ 42.3
Purchases of property, plant, equipment and intangible assets included in trade payables	$ 16.1	$ 17.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRITON WATER PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF THE BUSINESS
Nature of the Business
Triton Water Parent, Inc., and its subsidiaries, (the "Company"), produces and sells national and regional spring water brands, purified national water and flavored water brands. Brands include Arrowhead®, Deer Park®, Ice Mountain®, Origin™, Ozarka®, Poland Spring®, Saratoga®, Zephyrhills®, Pure Life®, Ac+ion®, Frutitas™ and Splash Refresher™ , among others, which are sold through the Company’s Retail segment (direct to wholesalers, grocery stores or other retailers) and its ReadyRefresh segment (direct-to-consumer, office and retailer beverage delivery services). The Company is also a distributor for select third-party beverage brands through the ReadyRefresh segment. As of September 30, 2024, the Company operated 30 production facilities, over 50 spring sites and 76 ReadyRefresh branches.
Arrangement Agreement and Plan of Merger
On September 27, 2024, the Company and Primo Water Corporation (“Primo”), a publicly traded company, announced that most regulatory approvals have been received in connection with the definitive agreement (the “Agreement”), announced on June 16, 2024, to merge and create a combined company (“NewCo”) in an all-stock transaction (the “Transaction”) that was unanimously approved by the Boards of Directors of both companies. Upon closing of the Transaction, the Company's shareholders are expected to own 57% of the fully diluted shares of NewCo and Primo shareholders and holders of Primo incentive equity are expected to own 43% of the fully diluted shares of NewCo. The Transaction is structured to allow the Company’s Term Loans and Senior Notes to remain in place, if the parties desire to do so. The Transaction is subject to approval by Primo’s shareholders, as well as the satisfaction of other customary closing conditions, including court approval of the plan of arrangement for the Transaction. The Transaction is expected to close in the fourth quarter of 2024.
The Agreement provides that, subject to the terms and conditions set forth in the Agreement, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of Primo Water and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, the Company, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “Transactions”), with NewCo being the surviving corporation and (iv) as a result of the Transactions, the Company and Primo Water, will be wholly-owned subsidiaries of NewCo. As all regulatory approvals have been received, the Transactions are expected to close as soon as practicable following the satisfaction of all other conditions to closing. The final corporate name and branding of NewCo is expected to be announced in the future.
In connection with the Transactions, the Company recorded related costs of $7.8 million and $26.7 million during the three and nine months ended September 30, 2024, respectively, as a component of acquisition, integration and restructuring expenses in the condensed consolidated statement of operations.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements, which comprise the condensed consolidated balance sheet as of September 30, 2024, and the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to herein as the “Unaudited Condensed Consolidated Financial Statements”), include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s annual audited financial statements for the fiscal year ended December 31, 2023 (“2023 Audited Financial Statements”). This report should be read in conjunction with the Company’s 2023 Audited Financial Statements. The Company believes that these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for any future period or the full year. The Unaudited Condensed

Consolidated Financial Statements are presented in U.S. dollars, which represent the Company’s reporting currency. Unless otherwise noted, dollars are in millions.
Trade Receivables and Allowance for Credit Losses
All trade receivables are uncollected amounts owed to the Company from transactions with its customers. Trade receivables represent amounts billed to customers which are recorded at invoiced amounts, net of trade allowances and discounts. These balances do not bear interest, are not yet collected and are presented net of allowance for credit losses. The allowance for credit losses is the Company’s estimate of current expected credit losses on its existing accounts receivable and is determined based on historical customer assessments, current financial conditions, and assessments of expected outcomes. Accounts receivables are written off when the Company has exhausted all collection efforts and determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.
The following table summarizes changes in the consolidated allowance for credit losses (in millions):

Amount
Balance as of December 31, 2023	$ 3.4
Provision for credit losses	6.6
Utilization of allowance	(6.9)
Balance as of September 30, 2024 (unaudited)	$ 3.1
Estimates
The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the balance sheet date and the amounts of revenues and expenses during the year. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, inventory reserves, realizability of income taxes, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite lived intangible assessments, valuation of insurance reserves and the incremental borrowing rate related to operating lease obligations.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2024, as compared to the Company’s 2023 Audited Financial Statements.
Accounting Standards to be Implemented
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. While ASU 2023-07 requires additional disclosures, the Company does not anticipate a significant impact from the adoption of this new standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not anticipate a significant impact from the adoption of this new standard on its condensed consolidated financial statements.
NOTE 3—CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table presents the components of cash, cash equivalents and restricted cash (in millions):

	September 30, 2024	December 31, 2023
(Unaudited)
Cash and cash equivalents	$ 174.8	$ 44.7
Restricted cash	1.9	2.3
Total cash, cash equivalents and restricted cash	$ 176.7	$ 47.0
The restricted cash balance relates to bottle deposits that are required for specific U.S. state programs.

NOTE 4—INVENTORIES
Inventories consisted of the following (in millions):

	September 30, 2024	December 31, 2023
(Unaudited)
Raw and packaging materials and semi-finished goods	$ 120.8	$ 122.8
Finished goods	78.4	57.6
Total inventories	$ 199.3	$ 180.4

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET
The following table presents the components of property, plant and equipment, net (in millions):

	September 30, 2024	December 31, 2023
	(Unaudited)
Machinery and equipment	$ 1,271.1	$ 1,194.5
Buildings	456.2	449.0
Tools, furniture, information technology and sundry equipment	429.8	410.9
Construction in progress	64.7	124.0
Leasehold improvements	53.2	48.2
Land	76.5	76.8
Vehicles	101.1	72.2
Less: accumulated depreciation	(928.3)	(766.4)
Total property, plant and equipment, net	$ 1,524.4	$ 1,609.2
Depreciation expense related to property, plant and equipment was $60.7 million and $55.5 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property, plant and equipment was $174.8 million and $166.6 million for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 6—LEASES
The Company’s leasing activities primarily consist of leases for land and buildings for offices and warehouse space, vehicles, and certain machinery and equipment, and tools, furniture, and other equipment.
The following table presents the components of lease expense (unaudited, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$ 27.3	$ 29.7	$ 85.1	$ 89.7
Short-term and variable lease expense	5.6	2.3	14.9	6.0
Finance lease related expense:
Depreciation expense	1.9	—	4.1	—
Interest on lease liabilities	0.4	—	1.2	—
Total lease expense	$ 35.2	$ 32.0	$ 105.3	$ 95.7
The operating lease expense above is included in the accruals and other current and non-current liabilities line item on the cash flow statement.

Supplemental cash flow information related to leases was as follows (unaudited, in millions):

Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash outflows related to operating leases	$ 82.4	$ 77.6
Operating cash outflows related to finance leases	$ 1.2	$ —
Financing cash outflows related to finance leases	$ 4.7	$ —
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$ 10.3	$ 132.4
Finance leases	$ 26.6	$ —
Supplemental balance sheet information related to leases was as follows (in millions, except as noted):

	September 30, 2024	December 31, 2023
(Unaudited)
Operating leases:
Operating lease right-of-use assets, net	$ 498.8	$ 552.0
Current operating lease obligations	$ 68.3	$ 73.8
Operating lease obligations, less current portion	449.4	498.2
Total operating lease obligations	$ 517.7	$ 572.0

Finance leases:
Property, plant and equipment, net	$ 33.4	$ 10.9
Current portion of long-term debt	$ 8.6	$ 1.8
Long-term debt, less current portion	24.5	8.2
Total financing lease obligations	$ 33.1	$ 10.0

Weighted average remaining lease term:
Operating leases	8.4 years	8.8 years
Financing leases	3.5 years	4.6 years
Weighted average discount rate:
Operating leases	5.4%	5.7%
Financing leases	8.1%	9.6%
The following table summarizes the maturities of operating lease obligations as of September 30, 2024 (unaudited, in millions):

	Operating Leases	Finance Leases
2024 (remaining 3 months)	$ 25.8	$ 2.8
2025	99.6	10.9
2026	89.9	10.5
2027	74.5	7.4
2028	64.5	5.4
Thereafter	302.9	1.6
Total operating lease payments	657.2	38.6
Less: imputed interest	(139.5)	(5.5)
Total operating lease obligations	$ 517.7	$ 33.1

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill were as follows (in millions):

	Retail	ReadyRefresh	Total
Balance at December 31, 2023	$ 688.2	$ 129.2	$ 817.4
Foreign exchange rate changes	(0.8)	—	(0.8)
Balance at September 30, 2024 (unaudited)	$ 687.4	$ 129.2	$ 816.6
The following table presents intangible assets, net by major class (in millions, except years):

		September 30, 2024 (Unaudited)			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	10	$ 240.7	$ (65.9)	$ 174.8	$ 240.9	$ (51.7)	$ 189.2
Water rights	25	493.7	(75.8)	417.9	494.5	(59.6)	434.9
Software	5	204.7	(91.0)	113.7	168.3	(70.8)	97.5
Other	6	17.1	(7.9)	9.2	17.1	(6.2)	10.9
Total definite-lived intangible assets		$ 956.2	$ (240.6)	$ 715.6	$ 920.8	$ (188.3)	$ 732.5
Indefinite-lived intangible assets
Trademarks and trade names		$ 687.1	$ —	$ 687.1	$ 687.7	$ —	$ 687.7
Total intangible assets, net		$ 1,643.3	$ (240.6)	$ 1,402.7	$ 1,608.5	$ (188.3)	$ 1,420.2
Amortization expense of intangible assets was $17.1 million and $18.9 million for the three months ended September 30, 2024 and 2023, respectively.
Amortization expense of intangible assets was $52.5 million and $56.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Based on the carrying value of definite-lived intangible assets as of September 30, 2024, estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (unaudited, in millions):

Amount
2024 (remaining 3 months)	$ 16.7
2025	65.6
2026	63.3
2027	61.6
2028	61.3
Thereafter	447.1
Total amortization expense	$ 715.6

Table of Contents
NOTE 8—DEBT
The following table summarizes long-term debt (in millions):

	September 30, 2024	December 31, 2023
	(Unaudited)
Term Loans	$ 3,106.6	$ 2,730.6
Senior Notes	713.0	713.0
Revolver	—	90.0
Finance lease obligations (see Note 6-Leases)	33.1	10.0
Other	11.8	6.5
Unamortized debt costs	(69.1)	(67.5)
Total debt	3,795.4	3,482.6
Less: Current portion of long term debt	45.3	31.9
Long-term debt, less current portion	$ 3,750.1	$ 3,450.7
The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs as of September 30, 2024 (unaudited, in millions):

Amount
2024 (remaining 3 months)	$ 9.2
2025	36.7
2026	36.5
2027	33.4
2028	3,002.6
Thereafter	713.0
Term Loans
On March 31, 2021, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with the lenders party thereto for $2.6 billion of initial term loans (“Original Term Loans”) as a first lien secured credit facility which matures on March 31, 2028. In connection with the issuance of the Original Term Loans, the Company incurred debt issuance and transaction costs of $80.3 million that are recorded as a reduction of the carrying amount of the Original Term Loans and are being amortized using the effective interest method over the remaining term to maturity. The proceeds of such term loans were used to finance the Company’s acquisition of Nestle Waters North America (“NWNA”).
On December 9, 2021, the Company entered into an amendment to the Term Loan Agreement for an additional $250 million of term loans (“2021 Incremental Term Loans”). The Company recorded debt discounts of $3.6 million related to the 2021 Incremental Term Loans that are recorded as a reduction of the carrying amount of the 2021 Incremental Term Loans and are being amortized using the effective interest method over the remaining term to maturity. The Company did not repay any of the Original Term Loans with the 2021 Incremental Term Loans and accounted for the amendment as a modification. Accordingly, transaction fees of $3.4 million related to the 2021 Incremental Term Loans were expensed as incurred.
The 2021 Incremental Term Loans mature on March 31, 2028, and bear interest at the same rate as the Original Term Loans (collectively the “2021 Term Loans"). The 2021 Term Loans bear interest at a rate, which resets every one, three or six months, depending on the Company's interest period election. The applicable rate is derived from the addition of (1) a spread that ranges from 3.25% to 3.5% based on the Company's leverage plus (2) the greater of 0.5% or Term SOFR, which is defined as a Secured Overnight Financing Rate (“SOFR”), plus a SOFR Adjustment based on the interest period as determined by CME Group Benchmark Administration Limited (“CBA”).
On March 1, 2024, the Company entered into the third amendment to the Term Loan Credit Agreement for an incremental $400 million of term loans (“2024 Incremental Term Loans”). In connection with the 2024 Incremental Term Loans, the Company incurred debt issuance and transaction costs of $5.1 million and debt discounts of $8.0 million; all of which are recorded as a reduction of the carrying amount of the 2024 Incremental Term Loans and are being amortized using the effective interest method over the remaining term to maturity. The 2024 Incremental Term Loans mature on March 31, 2028 and bear interest at a rate, which resets every one, three or six months, depending on the Company's interest period election. The applicable rate is derived from the addition of (1) the SOFR rate for the selected period plus a SOFR Adjustment based on the interest period as determined by CBA, plus (2) a spread of 4.0%.

The 2024 Incremental Term Loans had no impact on the terms, or amounts outstanding, under the 2021 Term Loans. The 2021 Term Loans and the 2024 Incremental Term Loans will collectively be defined as the “Term Loans” henceforth.
At September 30, 2024 and December 31, 2023, unamortized debt issuance costs and discount related to the Term Loans were $58.1 million and $54.9 million, respectively.
On the last business day of each fiscal quarter the Company is required to make an aggregate principal amount equal to 0.25% of the aggregate principal amount of the Term Loans, or $32.0 million annually, as presented in the Unaudited Condensed Consolidated Statements of Cash Flows.
The applicable weighted average interest rate for the Term Loans at September 30, 2024 and December 31, 2023 was 8.18% and 8.86%, respectively. During the nine months ended September 30, 2024 and 2023, the Company made scheduled principal payments of $24.0 million and $14.0 million related to the Term Loans, respectively.
Senior Notes
On March 31, 2021, Triton Water Holdings, Inc., a wholly owned subsidiary of the Company, issued $770 million aggregate principal amount of unsecured 6.250% Senior Notes due 2029 (“Senior Notes”) that mature on April 1, 2029. The proceeds from the issuance of the Senior Notes were used to finance the acquisition of NWNA.
The Company incurred $19.0 million of debt issuance costs of the Senior Notes, which were recorded as a reduction of the carrying amount of the Senior Notes. The debt issuance costs are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the Senior Notes. At September 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Senior Notes were $11.0 million and $12.6 million, respectively.
Revolver
Pursuant to its asset-based credit agreement with the lenders party thereto, the Company maintains a Revolving Credit Facility (the “Revolver”) which expires on March 31, 2026. At September 30, 2024 and December 31, 2023 , there were no amounts outstanding and $90.0 million outstanding, respectively. The unamortized debt issuance costs related to the Revolver were $1.9 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively, and are classified as a component of other non-current assets.
The borrowing capacity is determined monthly based on a calculation taking into account certain current assets and liabilities of the Company. Amounts available for borrowing are reduced by letters of credit outstanding.
The following table summarizes amounts available for borrowing under the Revolver (in millions):

	September 30, 2024	December 31, 2023
	(Unaudited)
Revolver availability:
Gross availability	$ 350.0	$ 350.0
Less: Outstanding letters of credit	(52.0)	(45.2)
Net availability	298.0	304.8
Borrowings	—	(90.0)
Available borrowing capacity	$ 298.0	$ 214.8
The Company is required to pay a commitment fee ranging from 0.25% to 0.375%, based on the Company's average daily total utilization of the Revolver.
As of September 30, 2024, the Company was compliant with all affirmative and negative covenants in all debt agreements.
The Company estimates the fair values of its debt set forth below as of September 30, 2024, as follows (in millions):

	Book Value	Fair Value
2021 Term Loans	$ 2,709.6	$ 2,706.2
2024 Incremental Term Loans	$ 397.0	$ 396.5
Senior Notes	$ 713.0	$ 710.3
The fair value of long-term debt is estimated using quoted market prices for similar issues. The valuation of the Company’s long-term debt is categorized within Level 2 of the fair value hierarchy, as defined in Note 13-Fair Value Measurements. Given the variable interest rates, the carrying value of the Revolver and other debts approximate their fair values.

NOTE 9—INCOME TAXES
For the three months ended September 30, 2024, the Company recorded an income tax expense of $18.5 million, or an effective tax rate of 25.8%. The majority of the Company’s taxable income is generated in the United States and taxed at a federal and state statutory rate of 24.9%. Relative to the federal and state statutory rate, the 2024 effective tax rate for the three months ended September 30, 2024 was primarily impacted by the negative effects of permanent book to tax differences and state non-income taxes, offset by research and development tax credits.
For the three months ended September 30, 2023, the Company recorded an income tax expense of $21.4 million. The effective tax rate for the three months ended September 30, 2023 of 27.1%. Relative to the federal and state statutory rate, the 2023 effective tax rate for the three months ended September 30, 2023 was primarily impacted by the effects of discrete items.
For the nine months ended September 30, 2024, the Company recorded an income tax expense of $48.2 million, or an effective tax rate of 25.4%. The majority of the Company’s taxable income is generated in the United States and taxed at a federal and state statutory rate of 24.9%. Relative to the federal and state statutory rate, the 2024 effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the negative effects of permanent book to tax differences and state non-income taxes, offset by research and development tax credits.
For the nine months ended September 30, 2023, the Company recorded an income tax expense of $24.0 million. The effective tax rate for the nine months ended September 30, 2023 of 22.9%. Relative to the federal and state statutory rate, the 2023 effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the effects of discrete items.
NOTE 10—REVENUE RECOGNITION
Disaggregation of net sales to external customers by geographic area based on customer location is as follows (unaudited, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$ 1,270.3	$ 1,215.7	$ 3,655.1	$ 3,512.1
Canada	34.8	36.9	100.2	100.6
Total Revenue	$ 1,305.1	$ 1,252.6	$ 3,755.3	$ 3,612.7
Contract Liabilities
Contract liabilities primarily consists of payments received from customers before the Company has fulfilled its performance obligation in order to recognize revenue. These amounts are recorded as deferred revenue within accruals and other current liabilities. The deferred revenue is expected to be recognized within the next 12 months. Deferred revenues at September 30, 2024 and December 31, 2023 were $2.8 million and $3.2 million, respectively.
Contract Acquisition Costs
The Company capitalizes commission expenses that are incremental costs to obtaining customer contracts. Contract acquisition costs were $4.6 million and $6.6 million at September 30, 2024 and December 31, 2023. Contract acquisition costs are generally recognized in the next 12 months and are included in prepaid expenses and other current assets.
NOTE 11– SEGMENTS
The Company produces and sells regional spring water, purified national water and flavored water brands. The Company's products are sourced and bottled in North America. The Company is also a distributor for select third-party beverage brands through the ReadyRefresh segment.
The Company identifies its operating segments according to how the Chief Operating Decision Maker ("CODM"), the Chief Executive Officer, manages the business, including resource allocation and performance evaluation, and has identified two operating segments: Retail and ReadyRefresh. The Retail segment sells through traditional retail channels including club stores, mass merchandisers, supermarkets, convenience stores and foodservice locations. The Retail segment offers single-serve, case pack, occasion pack and multi-serve products through resellers. ReadyRefresh offers a subscription based direct-to-consumer and office and retailer beverage delivery service. ReadyRefresh's revenues are comprised of large format multi-serve (3 and 5 gallon bottles), the sale and rental of dispensers and other equipment, delivery and other service fees and the resale of 3rd party beverages and related products. The Company operates in two reportable segments: (i) Retail and (ii) ReadyRefresh.
The Company allocates the majority of operating expenses from the Corporate business unit to each of the reportable segments, as the resources within selling general and administrative are benefiting the operations as a whole. As part of this process, Corporate level depreciation and amortization allocations are included within the segment income reported to the CODM. However, activity within acquisition, integration and restructuring expenses, other operating expenses, net and certain Corporate expenses are managed centrally at the Corporate level, and are excluded from the measure of segment performance reviewed by the CODM. Similarly, interest and financing expense, net and provision for (benefit from) income taxes are managed centrally at the Corporate level and are not reflected in segment level income.
The CODM does not manage, review, or allocate resources based on segment level total assets or capital expenditures, and therefore are not provided below.
Select financial information for the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023 were as follows (unaudited, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Retail	$ 987.7	$ 947.6	$ 2,866.8	$ 2,762.2
ReadyRefresh	317.4	305.0	888.5	850.5
Total net sales	$ 1,305.1	$ 1,252.6	$ 3,755.3	$ 3,612.7

Depreciation and amortization
Retail	$ 55.8	$ 60.6	$ 165.3	$ 170.5
ReadyRefresh	22.0	21.6	62.0	52.1
Total depreciation and amortization	$ 77.8	$ 82.2	$ 227.3	$ 222.6

Operating income
Retail	$ 146.5	$ 111.6	$ 411.7	$ 265.6
ReadyRefresh	35.8	41.7	91.0	86.9
Unallocated Corporate expenses	(5.8)	(6.0)	(25.9)	(24.0)
Acquisition, integration and restructuring expenses	(10.0)	(4.0)	(29.0)	(15.0)
Other operating (expense) income, net	(9.0)	11.4	(6.5)	3.9
Total operating income	$ 157.5	$ 154.7	$ 441.3	$ 317.4
Interest and financing expense, net	85.7	75.8	251.8	212.7
Income before income taxes	$ 71.8	$ 78.9	$ 189.5	$ 104.7
NOTE 12– EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by giving effect to all potential shares of common stock. There are no potentially dilutive instruments, and therefore no dilutive or antidilutive share impacts for any period reported. Basic and diluted earnings per share is based on the weighted average number of shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, $ in millions, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$ 53.3	$ 57.5	$ 141.3	$ 80.7
Dividend on preferred stock	—	7.2	—	20.4
Net income attributable to common stockholders	$ 53.3	$ 50.3	$ 141.3	$ 60.3
Denominator (shares):
Weighted average number of shares outstanding	1,030,365	1,028,803	1,030,365	1,028,803
Basic and diluted earnings per share (unaudited)	$ 51.73	$ 48.89	$ 137.14	$ 58.61

NOTE 13—FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table summarized the fair values of financial instruments (in millions):

September 30, 2024 (Unaudited)
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market and mutual fund investments(1)	$ 14.5	$ 14.5	$ —	$ —
Split-dollar life insurance policies	24.7	—	24.7	—
	$ 39.2	$ 14.5	$ 24.7	$ —
Financial Liabilities:
Commodity forwards	$ 9.3	$ —	$ —	$ 9.3

December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market and mutual fund investments(1)	$ 15.4	$ 15.4	$ —	$ —
Split-dollar life insurance policies	27.5	—	27.5	—
	$ 42.9	$ 15.4	$ 27.5	$ —
Financial Liabilities:
Commodity forwards	$ 3.6	$ —	$ —	$ 3.6
(1)Included within other non-current assets related to a.) rabbi trusts to fund split-dollar life insurance premiums and b.) a deferred compensation plan.
The Company’s money market and mutual fund investments are valued based on the daily market price for identical assets in active markets. The Company’s split-dollar life insurance policies are valued at cash surrender value based on the fair value of underlying investment. The Company had no transfer of assets to or from Level 3 instruments for any period presented.
Commodity forwards and option contracts may be used from time to time to economically hedge against adverse changes in commodity prices on certain items such as diesel fuel and petroleum-based products. The Company does not use commodity derivative instruments for trading or speculative purposes. Generally, the Company hedges a portion of its anticipated consumption for periods of up to 24 months. The fair value is derived on a net basis, based on the price that would be paid/received to settle the contracts. The gross outstanding contracts of $9.3 million as of September 30, 2024, consisted of $7.9 million recorded in accruals and other current liabilities and $1.4 million recorded in other non-current liabilities, respectively, in the Company’s condensed consolidated balance sheet. The change in fair value is reflected within other operating expenses (income), net.
The fair value of cash and cash equivalents, trade receivables, and trade payables approximate carrying value because of the short-term maturities of these instruments.
NOTE 14—COMMITMENTS AND CONTINGENCIES
The Company may be party to a variety of litigation, claims, legal or regulatory proceedings, inquiries, and investigations including but not limited to matters arising out of the ordinary course of business, including those related to advertising, marketing or commercial practices, personal injury and property damage, intellectual property rights, employment, tax and insurance, and matters relating to compliance with applicable laws and regulations. These matters are inherently uncertain and there is no guarantee that the Company will be successful in defending itself or that management’s assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, may require the Company to incur significant expense and devote significant resources. While it is not possible to predict the ultimate resolution of these matters, management believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that, after taking into account existing insurance coverage and amounts already provided for, the currently pending legal proceedings against the Company will not have a material adverse impact on the Company's condensed consolidated statements of operations, balance sheets or cash flows.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's condensed consolidated statements of operations, balance sheets or cash flows.

The Company may enter into unconditional purchase obligations with third party suppliers in the ordinary course of business to secure supplies and services vital to the Company's operations and ability to serve its customers. The Company has various long-term supply and service contracts which may require that it purchase minimum quantities, for a minimum term, at fixed or variable rates.
NOTE 15 – RELATED PARTY TRANSACTIONS
Investors, and their associated management, in the Company’s sole shareholder, Triton Water Intermediate, Inc. ("Intermediate"), provide various advisory services. In exchange for these services, the Company pays management fees to the related parties.
For the three and nine months ended September 30, 2024, the Company incurred expenses of $4.5 million and $18.6 million, respectively, which were recorded as selling, general and administrative expenses. As of September 30, 2024 and December 31, 2023 the Company has prepaid $3.7 million and $3.4 million, respectively, which was recorded in prepaid expenses and other current assets.
For the three and nine months ended September 30, 2024, the Company purchased $9.2 million and $24.2 million, respectively, of raw materials used in the production process from a related party. Additionally, the Company recorded a $2.0 million and $1.5 million payable related to purchases at September 30, 2024 and December 31, 2023, respectively, to that related party.
NOTE 16 – SUBSEQUENT EVENTS
On November 5, 2024 the Company’s Board of Directors declared a dividend of $65.9 million to its sole shareholder, to be paid by November 8, 2024.
On November 8, 2024, Company consummated the transactions contemplated by that certain Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto, dated as of October 1, 2024, by and among Primo Water Corporation, a company existing under the laws of Ontario, the Company, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation and formerly a wholly owned subsidiary of the Company (“Primo Brands”), Triton Merger Sub 1, Inc., formerly a wholly-owned subsidiary of the Company, and 1000922661 Ontario Inc., formerly a wholly-owned subsidiary of the Company. As such, effective November 8, 2024 the Company merged with and into Primo Brands, with Primo Brands being the surviving entity in the merger.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
There may be forward-looking statements contained herein. All statements other than statements of historical fact contained in this presentation, including statements regarding Triton Water Parent, Inc. and its wholly-owned subsidiaries as a consolidated entity (“BTB”,“BlueTriton”, “we,” “us,” “our” or the “Company”) expressing the Company's opinions, beliefs, expectations or assumptions regarding, among other things, future results of operations and financial position, financial targets, business strategy, plans and objectives for future operations, are, or may be deemed to be, "forward-looking statements". The Company has based these forward-looking statements largely on its current estimates of its financial results and its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs as of the date of this presentation. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for Company management to predict all risks, nor can the Company assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this presentation may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Any forward-looking statements made in this presentation speak only as of the date of those statements, and except as required by law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason after the date of this report, to conform these statements to actual results or changes in the Company’s expectations.
Executive Overview
For the three and nine months ended September 30, 2024 our net sales grew to $1,305.1 million and $3,755.3 million, respectively, representing an increase of $52.5 million, or 4.2%, and $142.6 million, or 3.9%, respectively, when compared to the prior year periods. Operating income for the three and nine months ended September 30, 2024 was $157.5 million and $441.3 million, respectively, representing improvement of $2.8 million, or 1.8%, and $123.9 million, or 39.0%, respectively, when compared to the prior year periods. Operating income for the three months ended September 30, 2024 benefited from improved gross margins on the higher sales, led by lower storage and handling costs and freight costs as compared to the prior year periods, partially offset by higher marketing expenses and unrealized losses on commodity forwards and transaction costs in the current year quarter. Operating income for the current year to date period benefited from product manufacturing and distribution savings, led by lower water sourcing, packaging and freight costs as compared to the prior year.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth a summary of the Company’s operations for the periods indicated (in millions):

	Three Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 1,305.1	$ 1,252.6	$ 52.5	4.2%
Cost of sales	888.9	874.5	14.4	1.6%
Gross profit	416.2	378.1	38.1	10.1%
Gross margin %	31.9%	30.2%
Selling, general and administrative expenses	239.7	230.8	8.9	3.9%
Acquisition, integration and restructuring expenses	10.0	4.0	6.0	150.0%
Other operating expenses (income), net	9.0	(11.4)	20.4	(178.9)%
Operating income	157.5	154.7	2.8	1.8%
Operating margin %	12.1%	12.4%
Interest and financing expense, net	85.7	75.8	9.9	13.1%
Income before income taxes	71.8	78.9	(7.1)	(9.0)%
Provision for income taxes	18.5	21.4	(2.9)	(13.6)%
Net income	$ 53.3	$ 57.5	$ (4.2)	(7.3)%
Net sales
Net sales for the three months ended September 30, 2024 were $1,305.1 million, an increase of $52.5 million, or 4.2%, as compared to the three months ended September 30, 2023, primarily driven by effective pricing and mix improvements and volume growth in both segments.
Cost of sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling costs, personnel costs and allocated facilities and overhead costs associated with the products sold. Manufacturing costs consist primarily of water sourcing costs, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended September 30, 2024, cost of sales was $888.9 million, an increase of $14.4 million, or 1.6%, as compared to the three months ended September 30, 2023, primarily driven by higher labor-related manufacturing and packaging costs, partially offset by favorable storage and handling costs and freight costs, when compared to the prior year period.
Gross profit and gross margin
During the three months ended September 30, 2024, gross profit was $416.2 million, an increase of $38.1 million, or 10.1%, as compared to the prior year period, and gross margin as a percentage of sales was 31.9% for the three months ended September 30, 2024, compared to 30% for the three months ended September 30, 2023, primarily driven by higher net sales and improved costs including lower storage and handling costs and freight costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 were $239.7 million, an increase of $8.9 million, or 3.9%, as compared to $230.8 million for the three months ended September 30, 2023, primarily driven by higher marketing, sales and promotional expenses, partially offset by lower spending on information technology.
Acquisition, integration and restructuring expenses
During the three months ended September 30, 2024, acquisition, integration and restructuring expenses were $10.0 million, an increase of $6.0 million, or 150.0%, as compared to the three months ended September 30, 2023, primarily due to advisory and legal costs related to the proposed merger with Primo Water Corporation (“Primo”) announced by the Company on June 16, 2024, partially offset by lower severance charges during 2024 when compared to 2023.
Other operating expenses (income), net
Other operating expenses (income), net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or expenses.
20

For the three months ended September 30, 2024, other operating expenses, net were $9.0 million, compared to income of $11.4 million for the three months ended September 30, 2023. The increase in expense was primarily due a $9.0 million unrealized loss on commodity forwards during the current period, compared to an unrealized gain of $12.0 million in the prior year.
Interest and financing expense, net
Interest and financing expense, net, includes the interest expense on outstanding debt obligations, partially offset by the amount capitalized as part of capital projects and interest income earned on cash and cash equivalents, including restricted cash.
For the three months ended September 30, 2024, interest and financing expense, net were $85.7 million, an increase of $9.9 million, or 13.1%, as compared to the three months ended September 30, 2023, primarily attributable to the incurrence of the 2024 Incremental Term Loans.
Provision for income taxes
For the three months ended September 30, 2024, provision for income taxes was $18.5 million, compared to $21.4 million for the three months ended September 30, 2023. The majority of our taxable income is generated in the United States and was taxed at an effective tax rate of 25.8% during the three months ended September 30, 2024, mainly driven by United States activity taxed at a federal and state statutory rate of 24.9%.
Relative to the federal and state statutory rate, the 2023 effective tax rate was 27.1%, primarily impacted by discrete items in the prior year period.
Net income
Net income for the three months ended September 30, 2024 was $53.3 million, a decrease of $4.2 million as compared to the three months ended September 30, 2023, due to the factors mentioned above.
Segment Results
Retail

(in millions)	Three Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 987.7	$ 947.6	$ 40.1	4.2%
Operating income	146.5	111.6	34.9	31.3%
Operating margin %	14.8%	11.8%
Net sales for the three months ended September 30, 2024 were $987.7 million, an increase of $40.1 million, or 4.2%, as compared to the three months ended September 30, 2023. This increase was primarily driven by effective pricing and mix improvements and, to a lesser extent, by volume growth.
Operating income for the three months ended September 30, 2024 was $146.5 million, an increase of $34.9 million as compared to the three months ended September 30, 2023, primarily as a result of the aforementioned increase in volumes and the overall improved gross margins as a result of lower freight and storage costs, offsetting higher packaging costs. The operating income improvement was also partially offset by higher marketing expenses.
ReadyRefresh

(in millions)	Three Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 317.4	$ 305.0	$ 12.4	4.1%
Operating income	35.8	41.7	(5.9)	(14.1)%
Operating margin %	11.3%	13.7%
Net sales for the three months ended September 30, 2024 were $317.4 million, an increase of $12.4 million, or 4.1%, as compared to the three months ended September 30, 2023, primarily driven by a near equal impact of effective pricing and mix, and volume improvements.
Operating income for the three months ended September 30, 2024 was $35.8 million, a decrease of $5.9 million, compared to the three months ended September 30, 2023, primarily as a result of higher labor-related delivery costs and marketing expenses, partially offset by improved pricing and mix and lower broker commissions.
21

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table sets forth a summary of the Company’s operations for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 3,755.3	$ 3,612.7	$ 142.6	3.9%
Cost of sales	2,563.8	2,574.9	(11.1)	(0.4)%
Gross profit	1,191.5	1,037.8	153.7	14.8%
Gross margin %	31.7%	28.7%
Selling, general and administrative expenses	714.7	709.3	5.4	0.8%
Acquisition, integration and restructuring expenses	29.0	15.0	14.0	93.3%
Other operating expenses (income), net	6.5	(3.9)	10.4	(266.7)%
Operating income	441.3	317.4	123.9	39.0%
Operating margin %	11.8%	8.8%
Interest and financing expense, net	251.8	212.7	39.1	18.4%
Income before income taxes	189.5	104.7	84.8	81.0%
Provision for income taxes	48.2	24.0	24.2	100.8%
Net income	$ 141.3	$ 80.7	$ 60.6	75.1%
Net sales
Net sales for the nine months ended September 30, 2024 were $3,755.3 million, an increase of $142.6 million, or 3.9%, as compared to the nine months ended September 30, 2023, primarily driven by volume growth in both segments, and effective pricing and mix improvements in the ReadyRefresh segment.
Cost of sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling costs, personnel costs and allocated facilities and overhead costs associated with the products sold. Manufacturing costs consist primarily of water sourcing costs, packaging costs and labor and utilities to convert raw materials into finished products.
During the nine months ended September 30, 2024, cost of sales was $2,563.8 million, a decrease of $11.1 million, or 0.4%, as compared to the nine months ended September 30, 2023, primarily driven by favorable freight, water sourcing costs and packaging costs, when compared to the prior year period, partially offset by higher labor-related and storage costs.
Gross profit and gross margin
During the nine months ended September 30, 2024, gross profit was $1,191.5 million, an increase of $153.7 million, or 14.8%, as compared to the prior year period, and gross margin as a percentage of sales was 31.7% for the nine months ended September 30, 2024, compared to 28.7% for the nine months ended September 30, 2023, primarily driven by higher net sales and favorable freight, packaging, and water sourcing costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024 were $714.7 million, an increase of $5.4 million, or 0.8%, as compared to the nine months ended September 30, 2023, primarily driven by higher labor-related costs, including variable compensation, and related party management fees, partially offset by lower information technology costs.
Acquisition, integration and restructuring expenses
During the nine months ended September 30, 2024, acquisition, integration and restructuring expenses were $29.0 million, an increase of $14.0 million, or 93.3%, as compared to the nine months ended September 30, 2023, primarily due to advisory and legal costs related to the proposed merger with Primo, partially offset by lower severance charges during 2024 when compared to 2023.
Other operating expenses (income), net
Other operating expenses (income), net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or expenses.
22

For the nine months ended September 30, 2024, other operating expense, net was $6.5 million, compared to income of $3.9 million for the nine months ended September 30, 2023. The change was primarily due to an unrealized loss of $5.8 million on commodity forwards in the current period, compared to an unrealized gain of $5.6 million in the prior year period.
Interest and financing expense, net
Interest and financing expense, net, includes the interest expense on outstanding debt obligations, partially offset by the amount capitalized as part of capital projects and interest income earned on cash and cash equivalents, including restricted cash.
For the nine months ended September 30, 2024, interest and financing expense, net was $251.8 million, an increase of $39.1 million, or 18.4%, as compared to the nine months ended September 30, 2023, primarily attributable to the issuance of the 2024 Incremental Term Loans, the amounts drawn down on the revolving credit facility and the higher variable interest rate on the Term Loan Facility compared to the prior year period.
Provision for income taxes
For the nine months ended September 30, 2024, the provision for income taxes was $48.2 million, compared to $24.0 million for the nine months ended September 30, 2023. The majority of our taxable income is generated in the United States and taxed at an effective tax rate of 25.4% for the current period, driven by the United States activity taxed at a federal and state statutory rate of 24.9%.
Relative to the federal and state statutory rate, the 2023 effective tax rate was 22.9%, primarily impacted by discrete items in the prior year period.
Net income
Net income for the nine months ended September 30, 2024 was $141.3 million, an improvement of $60.6 million as compared to the nine months ended September 30, 2023, due to the factors mentioned above.
Segment Results
Retail

(in millions)	Nine Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 2,866.8	$ 2,762.2	$ 104.6	3.8%
Operating income	411.7	265.6	146.1	55.0%
Operating margin %	14.4%	9.6%
Net sales for the nine months ended September 30, 2024 were $2,866.8 million, an increase of $104.6 million, or 3.8%, as compared to the nine months ended September 30, 2023, due to volume growth.
Operating income nine months ended September 30, 2024 was $411.7 million, an increase of $146.1 million compared to the nine months ended September 30, 2023, primarily as a result of higher sales at higher gross margins due to lower freight and packaging costs, and further benefiting from lower information technology costs when compared to the prior year. This improvement was partially offset by higher selling expenses, primarily labor-related costs.
ReadyRefresh

(in millions)	Nine Months Ended September 30,
	2024	2023	$ Variance	% Change
Net sales	$ 888.5	$ 850.5	$ 38.0	4.5%
Operating income	91.0	86.9	4.1	4.7%
Operating margin %	10.2%	10.2%
Net sales for the nine months ended September 30, 2024 were $888.5 million, an increase of $38.0 million, or 4.5%, as compared to the nine months ended September 30, 2023. This increase was primarily driven by effective pricing and mix improvement, and to a lesser extent volume growth during the current year period.
Operating income for the nine months ended September 30, 2024 was $91.0 million, an increase of $4.1 million compared to the nine months ended September 30, 2023, primarily as a result of higher net sales and lower broker commissions and bad debt expense, partially offset by higher labor-related distribution costs and higher marketing expenses.
23

Non-GAAP Financial Measures
We present certain non-GAAP measures including Adjusted EBITDA and Free Cash Flow and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We use Adjusted EBITDA as an important performance metric for the Company. In addition, Free Cash Flow is an important liquidity metric that we use to evaluate our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements. We present Adjusted EBITDA and Free Cash Flow because we believe these measures are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA and Free Cash Flow should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with U.S. GAAP. These are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity and may not be comparable to other similarly titled measures of other businesses. These non-GAAP metrics do not necessarily indicate whether cash flow will be sufficient or available to meet our cash requirements and may not be indicative of our historical operating results, nor are such measures meant to be predictive of our future results. In the future, we may incur expenses similar to the adjustments noted herein to calculate Adjusted EBITDA and Free Cash Flow. However, the magnitude of such adjustments for the periods presented herein is not necessarily indicative of the magnitude of such adjustments in future periods. Our presentation of Adjusted EBITDA and Free Cash Flow should not be construed as an inference that future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA and Free Cash Flow have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results or cash flows as reported under U.S. GAAP. Some of these limitations include that:
–Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
–Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
–Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary, to service interest on our indebtedness;
–although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and not all of these measures reflect cash requirements for such replacements;
–non-cash compensation is a key element of our long-term executive incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
–the fact that other companies in our industry may calculate these measures differently than we do, which limits their usefulness as comparative measures; and
–these measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
Furthermore, we compensate for the limitations described above by relying primarily on our U.S. GAAP results and using Adjusted EBITDA and Free Cash Flow only for supplemental purposes.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, depreciation and amortization; adjusted for transaction related costs, one-time consulting fees, management fees, legal fees related to cases originating under Nestle, unrealized foreign exchange and commodity forward losses (gains), net, nonrecurring costs related to software implementation, severance costs associated with restructuring plans, write-off of long-lived assets, and other infrequent or nonrecurring adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources and measure leverage. We believe that Adjusted EBITDA is a useful metric for management, investors and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in evaluating the effectiveness of our business strategies, and to establish annual budgets and forecasts. We also use Adjusted EBITDA to establish short-term incentive compensation for management.
24

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$ 53.3	$ 57.5	$ 141.3	$ 80.7
Interest and financing expense, net	85.7	75.8	251.8	212.7
Provision for income taxes	18.5	21.4	48.2	24.0
Depreciation and amortization	77.8	82.2	227.3	222.6
Primo transaction related costs[1]	7.8	—	26.7	—
One-time consulting fees[2]	3.0	2.3	6.4	9.1
Related party management fees	4.5	3.4	18.6	11.2
Legal fees	1.4	1.9	4.0	6.8
Unrealized loss (gain) on foreign exchange and commodity forwards, net	8.8	(11.5)	6.1	(3.6)
Software implementation costs	—	1.1	—	4.3
Severance and other employee-related costs	0.3	2.4	0.7	8.4
Write-off of long-lived assets	2.1	—	3.8	—
Other	0.9	1.4	4.9	2.1
Adjusted EBITDA	$ 264.1	$ 237.9	$ 739.8	$ 578.3
1. Primo transaction related costs for the three months ended September 30, 2024 include $4.0 million of legal fees and $1.6 million of one-time consulting fees, respectively. Primo transaction related costs for the nine months ended September 30, 2024 include $15.2 million of legal fees and $9.2 million of one-time consulting fees, respectively. All related costs are a component of Acquisition, integration and restructuring.
2. For the three months ended September 30, 2024, the Company recorded One-time consulting fees of $1.4 million and $1.6 million within Selling, general and administrative and Acquisition, integration and restructuring, respectively. For the nine months ended September 30, 2024, the Company recorded One-time consulting fees of of $4.8 million and $1.6 million within Selling, general and administrative and Acquisition, integration and restructuring, respectively.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less cash paid for purchases of property, plant and equipment and intangible assets not acquired in a business combination (mainly software development costs). We believe Free Cash Flow assists investors and analysts in evaluating our liquidity and cash flows, including our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements.
The following table reconciles net cash provided by operating activities, the most directly comparable U.S. GAAP measure, to Free Cash Flow for the periods presented.

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$ 370.1	$ 198.8
Purchases of property, plant and equipment	(96.9)	(162.0)
Purchases of intangible assets	(36.4)	(12.2)
Free cash flow	$ 236.8	$ 24.6

25

Liquidity and Capital Resources
Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, dividends and acquisitions. We have historically funded our operations and acquisitions primarily through debt financing and cash provided by operating activities.
We believe that a combination of cash generated from operating activities, undrawn availability under the ABL Revolving Credit Agreement, and borrowings under the Term Loan Facility will provide sufficient liquidity to support our working capital needs, planned growth and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness, along with our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our debt, including the Term Loan that is expected to mature in 2028 and the Senior Notes that are expected to mature in 2029. As a result, we will then be dependent upon our ability to access the credit markets or source additional equity investments to repay or refinance the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our financial condition. We may also require additional capital in the future to pursue attractive acquisition opportunities in our industry. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors.
As of September 30, 2024, we had $177 million of cash on hand (of which $2 million is restricted) and had access to a $350 million ABL Revolving Credit Agreement (availability of $298 million, net of outstanding letters of credit of $52 million). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
The following tables sets forth a summary of the Company’s cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$ 370.1	$ 198.8
Net cash used in investing activities	(130.4)	(171.3)
Net cash used in financing activities	(109.7)	(19.7)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.3)	(0.1)
Net change in cash, cash equivalents, and restricted cash	129.7	7.7
Cash, cash equivalents, and restricted cash at beginning of period	47.0	105.8
Cash, cash equivalents, and restricted cash at end of period	$ 176.7	$ 113.5
Net cash provided by operating activities was $370.1 million for the nine months ended September 30, 2024, compared to $198.8 million for the nine months ended September 30, 2023. Improvement for the 2024 period was primarily due a significant reduction in the use of cash from working capital and an increase in net income.
Net cash used in investing activities was $130.4 million for the nine months ended September 30, 2024, compared to $171.3 million for the nine months ended September 30, 2023. The decrease was primarily due to lower capital expenditures during the current period.
Net cash used in financing activities for the nine months ended September 30, 2024 was $109.7 million, compared to $19.7 million for the nine months ended September 30, 2023. The increased use of cash is primarily due to the net $90.0 million repayment of our Revolver during 2024. During the nine months ended September 30, 2023, we issued the 2024 Incremental Term Loans for net proceeds of $392.0 million, offset by a dividend payment of $382.7 million and principal debt repayments.
Contractual Obligations and Commitments
Our material contractual obligations as of September 30, 2024 primarily consisted of long-term debt principal and interest payments and various operating and finance leases for our facilities. Additionally, we may enter into unconditional purchase obligations with third party suppliers in the ordinary course of business, which are entered into to secure access to springs, subscriptions, utilities,
26

services and supplies vital to our operations and ability to serve our customers. For additional discussion on our operating and finance leases and debt, see Note 6-Leases and Note 8-Debt to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the balance sheet date and the amounts of revenues and expenses during the year. On an ongoing basis, we evaluate our estimates, including those related to sales incentives recorded against revenue, inventory reserves, fair value of reporting units in connection with the annual goodwill and indefinite lived intangible assessments and valuation of self-insurance reserves. Actual results may differ from these estimates under different assumptions or conditions.
Quantitative and Qualitative Disclosures About Market Risk
Our business and financial results are affected by fluctuations in world financial markets, including interest rates, credit risk and overall inflation risks. We may utilize fixed price or volume contracts that may extend over one year and derivative financial instruments (including interest rate swap arrangements), among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.
27

Appendix II
Primo Water Corporation
Consolidated Financial Statements
For the Three and Nine Months Ended September 28, 2024 and September 30, 2023

Primo Water Corporation
Consolidated Statements of Operations
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net	$ 511.4	$ 470.0	$ 1,448.4	$ 1,333.1
Cost of sales	180.6	166.7	508.3	480.0
Gross profit	330.8	303.3	940.1	853.1
Selling, general and administrative expenses	262.3	244.8	776.1	726.0
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Acquisition and integration expenses	8.2	2.4	26.6	6.0
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Operating income	59.0	59.8	133.8	122.6
Other expense (income), net	1.1	(4.0)	1.2	(3.7)
Interest expense, net	5.8	17.8	25.0	54.8
Income from continuing operations before income taxes	52.1	46.0	107.6	71.5
Income tax expense	13.9	12.3	37.4	21.0
Net income from continuing operations	$ 38.2	$ 33.7	$ 70.2	$ 50.5
Net income (loss) from discontinued operations, net of income taxes (Note 2)	0.4	(0.3)	9.4	10.0
Net income	$ 38.6	$ 33.4	$ 79.6	$ 60.5

Net income per common share
Basic:
Continuing operations	$ 0.24	$ 0.21	$ 0.44	$ 0.32
Discontinued operations	$ —	$ —	$ 0.06	$ 0.06
Net income	$ 0.24	$ 0.21	$ 0.50	$ 0.38

Diluted:
Continuing operations	$ 0.24	$ 0.21	$ 0.43	$ 0.32
Discontinued operations	$ —	$ —	$ 0.06	$ 0.06
Net income	$ 0.24	$ 0.21	$ 0.49	$ 0.38

Weighted-average common shares outstanding (in thousands)
Basic	160,363	159,407	160,016	159,446
Diluted	162,062	160,042	161,577	160,236
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Condensed Consolidated Statements of Comprehensive Income
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$ 38.6	$ 33.4	$ 79.6	$ 60.5
Other comprehensive (loss) income:
Currency translation adjustment	1.7	2.5	(7.0)	(4.7)
Pension benefit plan, net of tax [1]	—	—	—	0.6
Unrealized loss on derivative instruments, net of tax [2]	(2.6)	—	(1.8)	—
Total other comprehensive (loss) income	(0.9)	2.5	(8.8)	(4.1)
Comprehensive income	$ 37.7	$ 35.9	$ 70.8	$ 56.4
______________________
1    Net of the tax impact of nil and $0.2 million for the three and nine months ended September 30, 2023, respectively.
2    Net of the tax impact of $0.9 million and $0.6 million for the three and nine months ended September 28, 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars, except share amounts)
Unaudited

	September 28, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$ 667.3	$ 507.9
Accounts receivable, net of allowance of $12.5 ($12.7 as of December 30, 2023)	185.8	156.0
Inventories	48.6	47.3
Prepaid expenses and other current assets	18.8	26.0
Current assets of discontinued operations	77.8	128.7
Total current assets	998.3	865.9
Property, plant and equipment, net	544.1	556.5
Operating lease right-of-use-assets	143.1	136.0
Goodwill	1,009.4	1,004.6
Intangible assets, net	709.3	714.2
Other long-term assets, net	20.6	20.2
Long-term assets of discontinued operations	138.3	225.6
Total assets	$ 3,563.1	$ 3,523.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$ 14.9	$ 14.2
Accounts payable and accrued liabilities	294.1	276.4
Current operating lease obligations	26.2	25.6
Current liabilities of discontinued operations	90.9	109.9
Total current liabilities	426.1	426.1
Long-term debt	1,268.8	1,270.8
Operating lease obligations	129.4	124.0
Deferred tax liabilities	142.0	144.2
Other long-term liabilities	79.4	64.4
Long-term liabilities of discontinued operations	34.5	52.2
Total liabilities	2,080.2	2,081.7
Equity
Common shares, no par value - 160,341,329 (December 30, 2023 - 159,480,638) shares issued	1,311.1	1,288.6
Additional paid-in capital	91.2	90.6
Retained earnings	194.5	167.2
Accumulated other comprehensive loss	(113.9)	(105.1)
Total Primo Water Corporation equity	1,482.9	1,441.3
Total liabilities and equity	$ 3,563.1	$ 3,523.0
The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash flows from operating activities of continuing operations:
Net income	$ 38.6	$ 33.4	$ 79.6	$ 60.5
Net income (loss) from discontinued operations, net of income taxes	0.4	(0.3)	9.4	10.0
Net income from continuing operations	38.2	33.7	70.2	50.5
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	51.0	49.3	148.9	143.6
Amortization of financing fees	0.7	0.8	2.4	2.5
Share-based compensation expense	4.6	1.4	17.1	6.1
Provision (benefit) for deferred income taxes	1.6	(0.4)	(1.4)	6.1
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Other non-cash items	1.4	(1.4)	(1.2)	(4.6)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25.3)	14.6	(28.0)	(4.2)
Inventories	(1.8)	(0.1)	(3.6)	4.6
Prepaid expenses and other current assets	4.4	3.8	4.9	5.7
Other assets	(4.4)	(0.4)	(0.6)	(0.9)
Accounts payable and accrued liabilities and other liabilities	19.3	29.1	43.4	14.3
Net cash provided by operating activities of continuing operations	91.0	126.7	255.7	222.2
Cash flows from investing activities of continuing operations:
Acquisitions, net of cash received	(0.3)	(1.6)	(24.5)	(24.6)
Additions to property, plant and equipment	(33.8)	(34.3)	(108.7)	(103.5)
Additions to intangible assets	(2.6)	(2.5)	(7.9)	(6.5)
Proceeds from sale of property, plant and equipment	—	0.2	0.2	0.4
Proceeds from sale of property	—	8.7	1.0	8.7
Other investing activities	—	0.9	2.7	2.8
Net cash used in investing activities of continuing operations	(36.7)	(28.6)	(137.2)	(122.7)

Cash flows from financing activities of continuing operations:
Payments of long-term debt	(3.4)	(2.7)	(10.0)	(8.7)
Proceeds from short-term borrowings	—	12.0	—	116.0
Payments on short-term borrowings	—	(88.0)	—	(181.0)
Issuance of common shares	0.8	1.0	17.5	5.7
Common shares repurchased and canceled	(0.1)	(0.6)	(20.3)	(22.4)
Financing fees	(0.9)	—	(0.9)	—
Dividends paid to common shareholders	(14.6)	(12.7)	(43.8)	(38.6)
Payment of contingent consideration for acquisitions	(0.2)	(0.3)	(2.0)	(1.3)
Other financing activities	—	(2.6)	—	(7.6)
Net cash used in financing activities of continuing operations	(18.4)	(93.9)	(59.5)	(137.9)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	4.6	21.4	6.8	37.0
Net cash provided by (used in) investing activities from discontinued operations	16.8	(12.6)	75.9	(32.4)
Net cash (used in) provided by financing activities from discontinued operations	(2.0)	(0.5)	(1.0)	9.1
Net cash provided by discontinued operations	19.4	8.3	81.7	13.7
Effect of exchange rate changes on cash	0.3	(1.5)	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.6	11.0	140.6	(24.8)
Cash and cash equivalents and restricted cash, beginning of period	615.5	86.8	530.5	122.6
Cash and cash equivalents and restricted cash, end of period	$ 671.1	$ 97.8	$ 671.1	$ 97.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	3.8	36.9	3.8	36.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$ 667.3	$ 60.9	$ 667.3	$ 60.9
Supplemental Non-Cash Investing and Financing Activities:
Additions to property, plant and equipment through accounts payable and accrued liabilities and other liabilities	$ 11.4	$ 11.0	$ 12.8	$ 11.7
Dividends payable issued through accounts payable and accrued liabilities	0.3	0.1	0.7	0.4
Financing lease right-of-use assets obtained in exchange for lease obligations	1.5	—	5.1	0.1
Operating lease right-of-use assets obtained in exchange for lease obligations	2.7	2.1	29.5	16.0
Inventory transfer to property, plant and equipment	0.5	—	2.1	8.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 1.0	$ 4.4	$ 29.4	$ 40.1
Cash received for interest	9.1	—	19.9	—
Cash paid for income taxes, net	15.8	—	33.3	3.9
The accompanying notes are an integral part of these consolidated financial statements.
6

Primo Water Corporation
Consolidated Statements of Equity
(in millions of U.S. dollars, except share and per share amounts)
Unaudited

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 29, 2024	160,289	$ 1,310.2	$ 86.6	$ 170.6	$ (113.0)	$ 1,454.4
Net income	—	—	—	38.6	—	38.6
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	(0.9)
Common shares dividends ($0.09 per common share)	—	—	—	(14.7)	—	(14.7)
Share-based compensation	—	—	4.8	—	—	4.8
Common shares repurchased and canceled	(2)	(0.1)	—	—	—	(0.1)
Common shares issued - Equity Incentive Plan	28	0.5	(0.2)	—	—	0.3
Common shares issued - Dividend Reinvestment Plan	2	0.1	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	24	0.4	—	—	—	0.4
Balance at September 28, 2024	160,341	$ 1,311.1	$ 91.2	$ 194.5	$ (113.9)	$ 1,482.9

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2023	159,481	$ 1,288.6	$ 90.6	$ 167.2	$ (105.1)	$ 1,441.3
Net income	—	—	—	79.6	—	79.6
Other comprehensive loss, net of tax	—	—	—	—	(8.8)	(8.8)
Common shares dividends ($0.27 per common share)	—	—	—	(43.9)	—	(43.9)
Share-based compensation	—	—	17.5	—	—	17.5
Common shares repurchased and canceled	(1,222)	(11.9)	—	(8.4)	—	(20.3)
Common shares issued - Equity Incentive Plan	1,986	32.8	(16.7)	—	—	16.1
Common shares issued - Dividend Reinvestment Plan	4	0.1	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	92	1.5	(0.2)	—	—	1.3
Balance at September 28, 2024	160,341	$ 1,311.1	$ 91.2	$ 194.5	$ (113.9)	$ 1,482.9

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 1, 2023	159,240	$ 1,283.1	$ 88.4	$ (16.9)	$ (88.8)	$ 1,265.8
Net income	—	—	—	33.4	—	33.4
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Common shares dividends ($0.08 per common share)	—	—	—	(12.8)	—	(12.8)
Share-based compensation	—	—	1.4	—	—	1.4
Common shares repurchased and canceled	(47)	(0.6)	—	—	—	(0.6)
Common shares issued - Equity Incentive Plan	185	2.8	(2.1)	—	—	0.7
Common shares issued - Employee Stock Purchase Plan	30	0.4	(0.1)	—	—	0.3
Balance at September 30, 2023	159,408	$ 1,285.7	$ 87.6	$ 3.7	$ (86.3)	$ 1,290.7

	Number of Common Shares (in thousands)	Common Shares	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	159,752	$ 1,283.2	$ 91.3	$ (9.4)	$ (82.2)	$ 1,282.9
Net income	—	—	—	60.5	—	60.5
Other comprehensive loss, net of tax	—	—	—	—	(4.1)	(4.1)
Common shares dividends ($0.24 per common share)	—	—	—	(38.6)	—	(38.6)
Share-based compensation	—	—	6.7	—	—	6.7
Common shares repurchased and canceled	(1,499)	(13.6)	—	(8.8)	—	(22.4)
Common shares issued - Equity Incentive Plan	1,064	14.8	(10.2)	—	—	4.6
Common shares issued - Dividend Reinvestment Plan	1	—	—	—	—	—
Common shares issued - Employee Stock Purchase Plan	90	1.3	(0.2)	—	—	1.1
Balance at September 30, 2023	159,408	$ 1,285.7	$ 87.6	$ 3.7	$ (86.3)	$ 1,290.7

The accompanying notes are an integral part of these consolidated financial statements.

Primo Water Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 1 - Business and Recent Accounting Pronouncements
Description of Business
As used herein, “Primo,” “the Company,” “our Company,” “Primo Water Corporation,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,700 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 18,100 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensures strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
Basis of Presentation
The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 30, 2023 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in the 2023 Annual Report. The accounting policies used in these interim unaudited Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (as amended, the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”). The Arrangement Agreement was amended on October 1, 2024.
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo
9

being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close on or about November 8, 2024, subject to satisfaction of final conditions to closing under the Arrangement Agreement. On November 4, 2024, the Company announced that the new company name for "NewCo" is Primo Brands Corporation, which is expected to begin trading on the New York Stock Exchange under the ticker "PRMB" after closing of the BlueTriton Transaction. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
Discontinued Operations
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interests in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Other International Businesses"). On June 7, 2024, Primo sold its interest in the Aimia and Farrers businesses, and on July 3, 2024, Primo sold the Portugal business. The European Business and the Other International Businesses are collectively the "International Businesses." These deals are a part of several transactions occurring in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations.
For all periods presented, the operating results associated with the International Businesses have been reclassified into Net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations and the assets and liabilities associated with this business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented. The Notes to Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information on discontinued operations.
Changes in Presentation
Prior to the European Divestiture, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), Mountain Valley Spring Company (“Mountain Valley”) businesses, and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses sold during the quarter, as well as our corporate oversight function and other miscellaneous expenses.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, and Mountain Valley businesses. The Other category includes our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Significant Accounting Policies
Included in Note 1 of the 2023 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.
Cost of Sales
We record costs associated with the manufacturing of our products in cost of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs incurred to deliver products from our branch locations to the end-user consumer of those products are recorded in Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Operations. All other costs incurred in the shipment of products from our production facilities to customer locations are reflected in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs included in SG&A expenses were $131.2 million and $376.9 million for the three and nine months ended September 28, 2024, respectively, and $117.3 million and $345.0 million for the three and nine months ended September 30, 2023, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.
10

Derivative Financial Instruments
We use foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of our €450.0 million 3.875% senior notes due October 31, 2028 (the "2028 Notes"). Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the derivative financial instruments in Other expense (income), net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense (income), net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties. Refer to Note 13 to the Consolidated Financial Statements for further information on our derivative financial instruments.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. As of September 28, 2024 and December 30, 2023, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and nine months ended September 28, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
Update ASU 2023-06 – Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2023-07 – Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and provide for the disclosure of additional and more detailed information about a reportable segment’s expenses. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2023-09 – Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
Update ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in this update can be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.
11

Note 2 - Discontinued Operations
International Businesses
On December 29, 2023, the Company completed the European Divestiture for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments resulting in total cash consideration of $565.9 million (see Note 1 to the Consolidated Financial Statements). The European Divestiture excluded the Other International Businesses. This deal is the first of several transactions that will occur in 2024 as part of a Board-approved plan to sell all of our international businesses representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented.
In connection with the European Divestiture, the Company and the purchaser entered into a transition services agreement pursuant to which the purchaser will provide certain information technology and shared service center services to the Company for various periods. For the three and nine months ended September 28, 2024, these services were not material.
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the nine months ended September 28, 2024.
On July 3, 2024, the Company completed the sale of its Portugal business for aggregate deal consideration of $19.2 million, resulting in a gain on sale in the amount of $7.7 million which was recorded in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and nine months ended September 28, 2024.
During the three and nine months ended September 28, 2024, a loss of $15.7 million and $16.2 million, respectively, was recorded in Loss on sale of discontinued operations within Net income (loss) from discontinued operations, net of income taxes related to changes in fair value less cost to sell and carrying value of the remaining businesses held for sale.
The major components of Net income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations include the following:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net	$ 55.0	$ 152.0	$ 208.2	$ 428.7
Cost of sales	22.9	68.8	108.3	198.7
Gross profit	32.1	83.2	99.9	230.0
Selling, general and administrative expenses	24.1	70.5	73.9	210.5
(Gain) loss on disposal of property, plant and equipment, net	(0.1)	(0.1)	0.9	0.2
Acquisition and integration expenses	—	0.2	—	0.4
Operating income from discontinued operations	8.1	12.6	25.1	18.9
Other (income) expense, net	(1.3)	10.6	(1.2)	(0.5)
Loss on sale of discontinued operations	8.0	—	10.5	—
Interest expense, net	0.7	0.8	1.8	2.4
Income from discontinued operations, before income taxes	$ 0.7	$ 1.2	$ 14.0	$ 17.0
Income tax expense	0.3	1.5	4.6	7.0
Net income (loss) from discontinued operations, net of income taxes	$ 0.4	$ (0.3)	$ 9.4	$ 10.0

12

Assets and liabilities of discontinued operations presented in the accompanying Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023 include the following:

(in millions of U.S. dollars)	September 28, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$ 3.8	$ 22.6
Accounts receivable, net of allowance of $2.2 ($3.4 as of December 30, 2023)	59.5	67.4
Inventories	11.9	31.9
Prepaid expenses and other current assets	2.6	6.8
Current assets of discontinued operations	$ 77.8	$ 128.7
Property, plant and equipment, net	80.6	83.7
Operating lease right-of-use-assets	28.5	37.9
Goodwill	24.5	48.5
Intangible assets, net	28.4	61.5
Other long-term assets, net [1]	(23.7)	(6.0)
Long-term assets of discontinued operations	$ 138.3	$ 225.6
LIABILITIES
Short-term borrowings	$ 19.7	$ 18.4
Current maturities of long-term debt	3.9	3.5
Accounts payable and accrued liabilities	63.8	83.4
Current operating lease obligations	3.5	4.6
Current liabilities of discontinued operations	$ 90.9	$ 109.9
Long-term debt	7.7	9.2
Operating lease obligations	22.0	33.6
Deferred tax liabilities	0.5	7.0
Other long-term liabilities	4.3	2.4
Long-term liabilities of discontinued operations	$ 34.5	$ 52.2
________________________________
1 Includes the impairment recorded to reduce the carrying value of the Other International Businesses to the fair value less costs to sell.
Note 3 - Revenue
Our principal sources of revenue are from bottled water delivery direct to consumers primarily in North America from providing multi-gallon purified bottled water, self-service refill drinking water and water dispensers through retailers in North America. Revenue is recognized, net of sales returns, when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all our customer contracts require that we be compensated for services performed to date. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.
Contract Estimates
The nature of certain of our contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, we estimate the rebate or discount that will be granted to the customer and record an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of our contracts with customers as a reduction to net revenues and are included as accrued sales incentives in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. This methodology is consistent with the
13

manner in which we historically estimated and recorded promotional programs and discounts. Accrued sales incentives were $12.1 million and $7.7 million as of September 28, 2024 and December 30, 2023, respectively.
We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which we recognize revenue at the amount in which we have the right to invoice as the product is delivered.
Contract Balances
The Company does not have any material contract assets or liabilities as of September 28, 2024 and December 30, 2023.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.
Further disaggregation of net revenue to external customers by geographic area based on customer location is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$ 493.2	$ 452.7	$ 1,396.2	$ 1,282.8
Canada	18.2	17.3	51.9	50.3
All other countries	—	—	0.3	—
Total	$ 511.4	$ 470.0	$ 1,448.4	$ 1,333.1

Note 4 - Share-based Compensation
During the nine months ended September 28, 2024, we granted 46,991 common shares with an aggregate grant date fair value of approximately $1.2 million to the non-management members of our Board of Directors under the Amended and Restated Primo Water Corporation Equity Incentive Plan. The common shares were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
Note 5 - Interest Expense, Net
The following table summarizes Interest expense, net for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest on short-term debt	$ 0.4	$ 3.5	$ 1.5	$ 11.5
Interest on long-term debt	13.0	12.9	38.8	38.8
Other interest expense	1.5	1.4	4.7	4.5
Interest income	(9.1)	—	(20.0)	—
Total	$ 5.8	$ 17.8	$ 25.0	$ 54.8

Note 6 - Income Taxes
Income tax expense was $13.9 million on pre-tax income of $52.1 million for the three months ended September 28, 2024, as compared to income tax expense of $12.3 million on pre-tax income of $46.0 million in the comparable prior year period. Income tax expense was $37.4 million on pre-tax income of $107.6 million for the nine months ended September 28, 2024, as compared to income tax expense of $21.0 million on pre-tax income of $71.5 million in the comparable prior year period. The effective income tax rate for the three and nine months ended September 28, 2024 was 26.7% and 34.8%, respectively, compared to 26.7% and 29.4%, respectively, in the comparable prior year period.
The effective tax rate for the three months ended September 28, 2024 remained consistent with the effective tax rate in the comparable prior year period. The effective tax rate for the nine months ended September 28, 2024 varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.
The effective tax rate for the three and nine months ended September 28, 2024 varied from applicable statutory tax rates due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
14

Note 7 - Common Shares and Net Income per Common Share
Common Shares
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the nine months ended September 28, 2024, we repurchased 932,896 common shares for approximately $15.9 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 28, 2024.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the nine months ended September 30, 2023, we repurchased 1,272,612 common shares for approximately $19.0 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 30, 2023.
Shares purchased under these repurchase plans were subsequently canceled.
We paused our share repurchase program in light of the BlueTriton Transaction.
Net Income per Common Share
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, performance-based RSUs, and time-based RSUs during the periods presented. The components of weighted-average basic and diluted shares outstanding are below:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted-average common shares outstanding - basic	160,363	159,407	160,016	159,446
Dilutive effect of Stock Options	479	214	450	248
Dilutive effect of Performance based RSUs	644	—	629	68
Dilutive effect of Time-based RSUs	576	421	482	474
Weighted-average common shares outstanding - diluted	162,062	160,042	161,577	160,236
The following table summarizes anti-dilutive securities excluded from the computation of diluted net income per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock Options	—	2,181	—	2,172
Performance-based RSUs [1]	1,156	1,150	1,156	1,150
Time-based RSUs [2]	—	—	—	—
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of performance targets for these awards.
2     Time-based RSUs represent the number of shares expected to be issued based on known employee retention information.
Note 8 - Segment Reporting
Our broad portfolio of products includes bottled water, water dispensers, purified bottled water, self-service refill drinking water, filtration units, premium spring, sparkling and flavored essence water, mineral water, and coffee.
During the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations. Our sole reporting segment is North America, which includes DSS, Aquaterra, and Mountain Valley Spring businesses. The Other category includes our corporate oversight function and other miscellaneous expenses.
Segment reporting results have been recast to reflect these changes for all periods presented.
15

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$ 511.2	$ 0.2	$ 511.4
Depreciation and amortization	50.5	0.5	51.0
Operating income (loss)	76.7	(17.7)	59.0
Additions to property, plant and equipment	33.7	0.1	33.8

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$ 1,447.6	$ 0.8	$ 1,448.4
Depreciation and amortization	147.5	1.4	148.9
Operating income (loss)	201.0	(67.2)	133.8
Additions to property, plant and equipment	107.8	0.9	108.7

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$ 469.8	$ 0.2	$ 470.0
Depreciation and amortization	48.9	0.4	49.3
Operating income (loss)	70.3	(10.5)	59.8
Additions to property, plant and equipment	34.1	0.2	34.3

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net	$ 1,332.6	$ 0.5	$ 1,333.1
Depreciation and amortization	142.5	1.1	143.6
Operating income (loss)	162.3	(39.7)	122.6
Additions to property, plant and equipment	102.8	0.7	103.5
16

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 384.8	$ —	$ 384.8
Water Refill/Water Filtration	66.4	—	66.4
Other Water [1]	27.5	—	27.5
Water Dispensers	18.7	—	18.7
Other	13.8	0.2	14.0
Total	$ 511.2	$ 0.2	$ 511.4

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 1,092.4	$ —	$ 1,092.4
Water Refill/Water Filtration	186.2	—	186.2
Other Water [1]	67.4	—	67.4
Water Dispensers	48.7	—	48.7
Other	52.9	0.8	53.7
Total	$ 1,447.6	$ 0.8	$ 1,448.4

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 356.2	$ —	$ 356.2
Water Refill/Water Filtration	62.0	—	62.0
Other Water [1]	13.6	—	13.6
Water Dispensers	16.5	—	16.5
Other	21.5	0.2	21.7
Total	$ 469.8	$ 0.2	$ 470.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 1,011.5	$ —	$ 1,011.5
Water Refill/Water Filtration	169.6	—	169.6
Other Water [1]	36.8	—	36.8
Water Dispensers	45.9	—	45.9
Other	68.8	0.5	69.3
Total	$ 1,332.6	$ 0.5	$ 1,333.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.
17

Note 9 - Inventories
The following table summarizes inventories as of September 28, 2024 and December 30, 2023:

(in millions of U.S. dollars)	September 28, 2024	December 30, 2023
Raw materials	$ 27.7	$ 30.4
Finished goods	9.7	6.8
Resale items	11.2	10.1
Total	$ 48.6	$ 47.3

Note 10 - Debt
Revolving Credit Facility
On March 6, 2020, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. and certain other subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Revolving Credit Facility has a five-year maturity date and includes letter of credit and swing line loan sub facilities.
On July 11, 2024, the Company entered into the Third Amendment to the Credit Agreement, which (i) extended the maturity date to September 30, 2026 with no change to the initial aggregate availability of $350.0 million, (ii) transitioned the benchmark interest rate applicable to eurocurrency rate loans denominated in Canadian Dollars from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) and (iii) provides an exception to the restricted payments covenant for a one-time special dividend in conjunction with the BlueTriton Transaction. As of September 28, 2024, borrowings under the Credit Agreement bore interest at a rate per annum equal to either: (a) a euro currency rate as determined under the Credit Agreement, plus the applicable margin, or (b) a term SOFR rate, as determined under the Credit Agreement, plus the applicable margin, (c) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) 0.5% per annum above the federal funds rate, and (iii) the term SOFR rate, as determined under the Credit Agreement, for a one month interest period, plus 1.0%, plus the applicable margin, or (d) an alternative currency daily or term rate, as determined under the Credit Agreement, plus the applicable margin. The applicable margin for euro currency, term SOFR, and alternative currency rate loans ranges from 1.375% to 2.000% and the applicable margin for base rate loans ranges from 0.375% to 1.000%, in each case depending on our consolidated total leverage ratio. Unutilized commitments under the Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on our consolidated total leverage ratio, payable on a quarterly basis.
We incurred $0.9 million of financing fees in connection with the Third Amendment to the Credit Agreement, which was a modification of the Revolving Credit Facility under GAAP. The new financing fees, along with $0.7 million of previously unamortized deferred financing fees of the Revolving Credit Facility, are being amortized using the straight-line method over the remaining duration of the Revolving Credit Facility.
As of September 28, 2024, there were no outstanding borrowings under the Revolving Credit Facility and there were $65.6 million in outstanding letters of credit, resulting in total utilization under the Revolving Credit Facility of $65.6 million. Accordingly, unused availability under the Revolving Credit Facility amounted to $284.4 million as of September 28, 2024.
The weighted-average effective interest rate on the outstanding borrowings under the Revolving Credit Facility as of September 28, 2024 and December 30, 2023 was 0.0%. The effective interest rate is based on our aggregate availability.
18

Note 11 - Accumulated Other Comprehensive (Loss) Income
Changes in AOCI by component for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

(in millions of U.S. dollars) [1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Balance as of June 29, 2024	$ 0.8	$ (0.8)	$ (113.0)	$ (113.0)
OCI before reclassifications	(4.2)	—	1.7	(2.5)
Amounts reclassified from AOCI	1.6	—	—	1.6
Net current-period OCI	(2.6)	—	1.7	(0.9)
Balance as of September 28, 2024	$ (1.8)	$ (0.8)	$ (111.3)	$ (113.9)

Balance as of December 30, 2023	$ —	$ (0.8)	$ (104.3)	$ (105.1)
OCI before reclassifications	(6.7)	—	(5.6)	(12.3)
Amounts reclassified from AOCI	4.9	—	(1.4)	3.5
Net current-period OCI	(1.8)	—	(7.0)	(8.8)
Balance as of September 28, 2024	$ (1.8)	$ (0.8)	$ (111.3)	$ (113.9)

Balance as of July 1, 2023	$ —	$ 1.8	$ (90.6)	$ (88.8)
OCI before reclassifications	—	—	2.5	2.5
Amounts reclassified from AOCI	—	—	—	—
Net current-period OCI	—	—	2.5	2.5
Balance as of September 30, 2023	$ —	$ 1.8	$ (88.1)	$ (86.3)

Balance as of December 31, 2022	$ —	$ 1.2	$ (83.4)	$ (82.2)
OCI before reclassifications	—	—	(4.7)	(4.7)
Amounts reclassified from AOCI	—	0.6	—	0.6
Net current-period OCI	—	0.6	(4.7)	(4.1)
Balance as of September 30, 2023	$ —	$ 1.8	$ (88.1)	$ (86.3)
______________________
1All amounts are net of tax. Amounts in parentheses indicate debits.
19

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gains and losses on derivative instruments
Foreign exchange contracts [1]	$ (1.6)	$ —	$ (4.9)	$ —	Other expense (income), net
	$ (1.6)	$ —	$ (4.9)	$ —	Net of tax
Amortization of pension benefit plan items
Recognized actuarial losses [2]	$ —	$ —	$ —	$ (0.6)	Other expense (income), net
	$ —	$ —	$ —	$ (0.6)	Net of tax
Foreign currency translation adjustments [3]	$ —	$ —	$ 1.4	$ —	Loss on sale of discontinued operations
Total reclassifications for the period	$ (1.6)	$ —	$ (3.5)	$ (0.6)	Net of tax
______________________
1During the three and nine months ended September 28, 2024, $2.1 million and $6.6 million of losses, respectively, were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange forward contracts. The effect of the loss was included in Other expense (income), net on the Consolidated Statements of Operations. The tax impact of the losses of $0.5 million and $1.7 million, respectively, was recorded within Income tax expense on the Consolidated Statements of Operations.
2During the nine months ended September 30, 2023, $0.6 million was reclassified from AOCI due to the recognition of unrealized losses resulting from the distribution of the assets of the U.S. defined benefit plan. The effect of the loss was included in Other expense (income), net on the Consolidated Statements of Operations. The settlement did not have a material impact on the financial statements.
3During the three and nine months ended September 28, 2024, the amount relates to the foreign currency translation balances recognized in earnings in connection with the sale of the Aimia, Farrers, and Portugal businesses included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.
Note 12 - Commitments and Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of September 28, 2024 and December 30, 2023, we had $65.6 million and $66.7 million, respectively, in standby letters of credit outstanding.
Guarantees
After the sale of our legacy carbonated soft drink and juice business in January 2018, we have continued to provide contractual payment guarantees to two third-party lessors of certain real property used in these businesses. The leases were conveyed to the buyer as part of the sale, but our guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $8.6 million as of September 28, 2024, which was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. We currently do not believe it is probable we would be required to perform under any of these guarantees or any of the underlying obligations.
Note 13 - Hedging Transactions and Derivative Financial Instruments
We are directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as market risks. When deemed appropriate by management, we use derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks.
20

We use foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of our 2028 Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter.
All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item Other long-term assets, net or Other long-term liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These agreements allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. We classify cash inflows and outflows related to derivative and hedging instruments within the appropriate cash flows section associated with the item being hedged.
For derivatives that will be accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in either the fair values or cash flows of the related underlying exposures.
We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.
Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review promptly any downgrade in counterparty credit rating. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
Fair Value Hedging Strategy
On January 2, 2024, we entered into foreign exchange contracts with a notional amount of €450.0 million ($502.1 million at exchange rates in effect on September 28, 2024) and a maturity date of October 31, 2025. We are utilizing the derivative financial instruments to hedge foreign exchange risk associated with our 2028 Notes.
We designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized in the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other expense (income), net in the Consolidated Statements of Operations. We exclude forward points from our assessment of hedge effectiveness and amortize them on a straight-line basis over the life of the hedging instruments in Other expense (income), net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense (income), net is recorded in AOCI on the Consolidated Balance Sheets.
21

The following amount was recorded on the Consolidated Balance Sheets related to hedged item as of September 28, 2024:

(in millions of U.S. dollars)	September 28, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt [1]	$ (502.1)
______________________
1Carrying amount is gross of unamortized debt issuance costs as of September 28, 2024.
The fair value of our derivative liabilities included in Other long-term liabilities as of September 28, 2024 was as follows:

(in millions of U.S. dollars)	September 28, 2024
Derivative Contract	Assets	Liabilities
Foreign exchange contracts	$ —	$ (1.3)
The amount of gains or (losses) recognized in Other expense (income), net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three and nine months ended September 28, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2024	For the Nine Months Ended September 28, 2024
Foreign exchange contracts
Hedged Item	$ (20.5)	$ (2.6)
Derivative designated as hedging instrument	$ 20.5	$ 7.7
Amount reclassed from AOCI to expense (amortized)	$ (2.1)	$ (6.6)
The amount of gains or (losses), net of tax, recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for fair value hedging relationships for the three and nine months ended September 28, 2024 is shown in the table below:

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2024	For the Nine Months Ended September 28, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$ (4.2)	$ (6.7)
______________________
1Amount is net of tax impact of $1.4 million and $2.3 million for the three and nine months ended September 28, 2024, respectively.
There were no settlements of our derivative instruments during the three and nine months ended September 28, 2024.
Note 14 - Fair Value Measurements
FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
22

The three levels of inputs used to measure fair value are as follows:
–Level 1—Quoted prices in active markets for identical assets or liabilities.
–Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
–Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the net derivative liabilities as of September 28, 2024 was $1.3 million. We had no derivative assets as of September 28, 2024.
Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings, and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024		December 30, 2023
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% senior notes due in 2028 [1,2]	$ 498.0	$ 491.9	$ 494.6	$ 477.5
4.375% senior notes due in 2029 [1,2]	743.8	717.3	742.8	683.1
Total	$ 1,241.8	$ 1,209.2	$ 1,237.4	$ 1,160.6
______________________
1The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 2 financial instruments.
2Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of September 28, 2024 and December 30, 2023.
Note 15 - Subsequent Events
On October 15, 2024, our Board of Directors declared a special dividend of $0.82 per share on common shares, payable in cash on November 21, 2024, to shareowners of record at the close of business on November 5, 2024, in connection with the previously announced BlueTriton Transaction.
23

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A in our 2023 Annual Report and Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. As used herein, “Primo,” “the Company,” “Primo Water Corporation,” “we,” “us,” or “our” refers to Primo Water Corporation, together with its consolidated subsidiaries.
Overview
Primo is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The razor in Primo’s revenue model is its industry leading line-up of innovative water dispensers, which are sold through approximately 11,700 retail locations and online at various price points. The dispensers help increase household and business penetration which drives recurring purchases of Primo’s razorblade offering or water solutions. Primo’s razorblade offering is comprised of Water Direct, Water Exchange, and Water Refill. Through its Water Direct business, Primo delivers sustainable hydration solutions direct to customers, whether at home or to businesses. Through its Water Exchange business, customers visit retail locations and purchase a pre-filled bottle of water. Once consumed, empty bottles are exchanged at our recycling center displays, which provide a ticket that offers a discount toward the purchase of a new bottle. Water Exchange is available in approximately 18,100 retail locations. Through its Water Refill business, customers refill empty bottles at approximately 23,500 self-service refill drinking water stations. Primo also offers water filtration units across North America.
Primo’s water solutions expand consumer access to purified, spring and mineral water to promote a healthier, more sustainable lifestyle while simultaneously reducing plastic waste and pollution. Primo is committed to its water stewardship standards and is proud to partner with the International Bottled Water Association in North America which ensure strict adherence to safety, quality, sanitation and regulatory standards for the benefit of consumer protection.
The markets in which we operate are subject to some seasonal variations. Our water delivery sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
We conduct operations in Canada and we are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had and will continue to have an impact on our results of operations.
Pending Transaction with BlueTriton Brands
On June 16, 2024, Primo Water entered into an Arrangement Agreement and Plan of Merger (as amended, the “Arrangement Agreement”) by and among Primo Water, Triton Water Parent, Inc., a corporation incorporated under the laws of Delaware (“BlueTriton Brands”), Triton US HoldCo, Inc., a corporation incorporated under the laws of Delaware and a wholly-owned subsidiary of BlueTriton Brands (“NewCo”), Triton Merger Sub 1, Inc., a corporation incorporated under the laws of Delaware and direct, wholly‑owned subsidiary of NewCo (“Merger Sub”) and 1000922661 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a direct, wholly‑owned subsidiary of NewCo (“Amalgamation Sub”). The Arrangement Agreement was amended on October 1, 2024.
The Arrangement Agreement provides that, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will acquire all of the issued and outstanding shares of Primo Water in a court-approved plan of arrangement (the “Plan of Arrangement”) in exchange for shares of NewCo, followed immediately by an amalgamation of the Company and Amalgamation Sub, with Primo Water surviving as a wholly-owned subsidiary of NewCo (collectively, the “Arrangement”), (ii) immediately following the Arrangement, Merger Sub will be merged with and into BlueTriton Brands (the “Merger”), with BlueTriton Brands surviving as a wholly-owned subsidiary of NewCo and (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton Brands, as the surviving company in the Merger, will be merged with and into NewCo (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “BlueTriton Transaction”), with NewCo being the surviving corporation and (iv) as a result of the BlueTriton Transaction, the Company and Triton Water Intermediate, Inc., a wholly-owned subsidiary of BlueTriton Brands, will be wholly-owned subsidiaries of NewCo. The BlueTriton Transaction is expected to close on or about November 8, 2024, subject
24

satisfaction of the final conditions to closing under the Arrangement Agreement. On November 4, 2024, the Company announced that the new company name for "NewCo" is Primo Brands Corporation, which is expected to begin trading on the New York Stock Exchange under the ticker "PRMB" after closing of the BlueTriton Transaction. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the BlueTriton Transaction.
International Business Sales
On November 2, 2023, Primo entered into a Share Purchase Agreement (the “Purchase Agreement”) with a subsidiary of the Culligan Group providing for the sale of Carbon Luxembourg S.à.r.l. and certain of its subsidiaries (the "European Business"). On December 29, 2023, Primo completed the sale of the European Business for aggregate deal consideration of $575.0 million, adjusted for customary purchase price adjustments, resulting in total cash consideration of $565.9 million (the “European Divestiture”). The European Divestiture did not include Primo's interest in Aimia Foods Limited (“Aimia”), Decantae Mineral Water Limited (“Decantae”), Fonthill Waters Ltd (“Fonthill”), John Farrer & Company Limited (“Farrers”), and the portions of the Eden Springs Netherlands B.V. business located in the United Kingdom, Israel, and Portugal (collectively the "Other International Businesses"). On June 7, 2024, Primo sold its interest in the Aimia and Farrers businesses, and on July 3, 2024, Primo sold the Portugal business. The European Business and the Other International Businesses are collectively referred to as the "International Businesses." These deals are a part of several transactions occurring in 2024 as part of a Board-approved plan to sell all of our international businesses, representing a strategic shift in our operations. Accordingly, the International Businesses are presented herein as discontinued operations for all periods presented. See Note 2 to the interim unaudited Consolidated Financial Statements for additional information on discontinued operations. Unless otherwise noted, discussion within Item 2 relates to continuing operations.
At the beginning of 2023, our business operated through two reporting segments: (i) North America, which included our DS Services of America, Inc. (“DSS”), Aquaterra Corporation (“Aquaterra”), and Mountain Valley Spring Company (“Mountain Valley”) businesses, and (ii) Europe, which included the European business of Eden Springs Netherlands B.V. (“Eden Europe”), and our Decantae and Fonthill businesses. The Other category included the Israel business of Eden ("Eden Israel"), and our Aimia and Farrers businesses, as well as our corporate oversight function and other miscellaneous expenses.
As a result of the Board-approved plan to sell all of our International Businesses, during the fourth quarter of 2023, we reviewed and realigned our reporting segments to exclude the businesses within discontinued operations which reflects how the business will be managed and results will be evaluated by the Chief Executive Officer, who is the Company’s chief operating decision maker. Following such review, our one reporting segment is North America, which includes our DSS, Aquaterra, and Mountain Valley businesses. The Other category includes our corporate oversight function and other miscellaneous expenses. Segment reporting results have been recast to reflect these changes for all periods presented.
Impact of General Economic and Geopolitical Conditions
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, labor shortages, inflation and the ongoing conflicts in the Middle East and between Russia/Ukraine, all of which are likely to continue to create challenging conditions for our business through increased costs, increased employee attrition and vacancies, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate and inflationary pressures may increase, which could adversely affect our business, financial condition, results of operations and cash flows. To date, our operations in Israel have not been materially impacted by the Israel/Hamas war, though we continue to monitor the situation closely and prioritize the safety of our associates.
Divestiture Transactions
On July 3, 2024, the Company completed the sale of its Portugal business for aggregate deal consideration of $19.2 million, resulting in a gain on sale in the amount of $7.7 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the three and nine months ended September 28, 2024.
On June 7, 2024, the Company completed the sale of its Aimia and Farrers businesses for aggregate deal consideration of $75.5 million, resulting in a loss on sale in the amount of $2.0 million which was recorded in Net income from discontinued operations, net of income taxes on the Consolidated Statements of Operations during the nine months ended September 28, 2024.
On November 2, 2023, Primo entered into a Share Purchase Agreement providing for the sale of the European Business to a subsidiary of the Culligan Group. As described above, the European Divestiture closed on December 29, 2023.
25

Forward-Looking Statements
In addition to historical information, this report, and the reports and documents incorporated by reference in this report, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Primo Water Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, and discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.
The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” and elsewhere in our 2023 Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.
The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:
–our and BlueTriton Brands’ ability to complete the pending combination transaction on the anticipated terms and schedule;
–the risk that disruptions from the transaction will harm our business;
–our ability to compete successfully in the markets in which we operate;
–our ability to manage supply chain disruptions and cost increases related to inflation;
–fluctuations in commodity prices and our ability to pass on increased costs to our customers or hedge against such rising costs, and the impact of those increased prices on our volumes;
–our ability to maintain favorable arrangements and relationships with our suppliers;
–our ability to manage our operations successfully;
–currency fluctuations that adversely affect exchanges between currencies, including the U.S. dollar and the Canadian dollar;
–the impact on our financial results from uncertainty in the financial markets and other adverse changes in general economic conditions, including inflation, interest rates and tariffs;
–any disruption to production at our manufacturing facilities;
–our ability to maintain access to our water sources;
–the impact of climate change on our business;
–our ability to protect our intellectual property;
–the seasonal nature of our business and the effect of adverse weather conditions;
–the impact of national, regional and global events, including those of a political, economic, business and competitive nature such as the Russia/Ukraine war or conflict in the Middle East;
26

–the impact of a pandemic, such as COVID-19, related government actions and the Company's strategy in response thereto on our business, financial condition and results of operations;
–our ability to fully realize the potential benefit of transactions or other strategic opportunities that we pursue, including the BlueTriton Transaction;
–our ability to realize revenue and cost synergies of our acquisitions due to integration difficulties and other challenges;
–our exposure to intangible asset risk;
–our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;
–our ability to maintain compliance with the covenants and conditions under our debt agreements;
–fluctuations in interest rates, which could increase our borrowing costs;
–our ability to recruit, retain and integrate new management;
–the impact of increased labor costs on our business;
–our ability to renew our collective bargaining agreements from time to time on satisfactory terms;
–disruptions in our information systems;
–the potential occurrence of cyber-security breaches, cyber-security attacks and other technology outages and security incidents;
–our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;
–compliance with product health and safety standards;
–liability for injury or illness caused by the consumption of contaminated products;
–liability and damage to our reputation as a result of litigation or legal proceedings;
–changes in the legal and regulatory environment in which we operate;
–our ability to adequately address the challenges and risks associated with our operations and address difficulties in complying with complex and overlapping laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;
–our ability to utilize tax attributes to offset future taxable income;
–the impact on our tax obligations and effective tax rate arising from changes in local tax laws or countries adopting more aggressive interpretations of tax laws;
–our ability to maintain our quarterly dividend; or
–credit rating changes.
We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.
All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Non-GAAP Measures
In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our underlying operations before material charges. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.
We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP net income (loss) before interest expense, net, expense (benefit) for income taxes, and depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors, and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding
27

acquisition and integration costs, share-based compensation costs, impairment charges, foreign exchange and other (gains) losses, net, loss on disposal of property, plant and equipment, net, loss on extinguishment of long-term debt, (gain) loss on sale of business, (gain) loss on sale of property, and other adjustments, net, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material charges.
Because we use these adjusted financial results in the management of our business and to understand underlying business performance, we believe this supplemental information is useful to investors for their independent evaluation and understanding of our business performance and the performance of our management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, our financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect our judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.
Summary Financial Results
Net income from continuing operations for the three months ended September 28, 2024 (the "third quarter") and nine months ended September 28, 2024 (the "first nine months of 2024" or "year to date") was $38.2 million, or $0.24 per diluted share, and $70.2 million, or $0.43 per diluted common share, respectively, compared with net income from continuing operations of $33.7 million, or $0.21 per diluted share, and $50.5 million, or $0.32 per diluted common share, for the three and nine months ended September 30, 2023, respectively.
The following items of significance affected our financial results for the first nine months of 2024:
–Net revenue increased to $1,448.4 million from $1,333.1 million in the prior year period, an increase of $115.3 million, or 8.6%, due primarily to pricing initiatives of $56.6 million and volume increases of $58.7 million from increased demand for products and services from residential and business customers;
–Gross profit increased to $940.1 million from $853.1 million in the prior year period. Gross profit as a percentage of net revenue was 64.9% compared to 64.0% in the prior year period. The 90 basis point increase is due primarily to pricing initiatives and increased volume;
–SG&A expenses increased to $776.1 million from $726.0 million in the prior year period due primarily to higher selling and operating costs supporting volume and revenue growth related primarily to labor cost increases of $31.0 million from the prior year period, insurance cost increases of $11.6 million from the prior year period, as well as an increase in share-based compensation of $10.9 million, partially offset by a decrease of $6.7 million related to professional fees in the prior year period not recurring in the current year period. SG&A expenses as a percentage of net revenue was 53.6% compared to 54.5% in the prior year period;
–Acquisition and integration expenses increased to $26.6 million from $6.0 million in the prior year period due primarily to higher legal and other professional fees related to the BlueTriton Transaction compared to the prior year period, partially offset by lower integration costs compared to the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.8% compared to 0.5% in the prior year period;
–Gain on sale of property decreased to $0.5 million from $5.3 million in the prior year period due to lower gains resulting from sale transactions for owned real properties in the current year period compared to the prior year period;
–Other expense, net was $1.2 million compared to Other income, net of $3.7 million in the prior year period due primarily to unrealized foreign exchange losses in the current period compared to unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in the prior year period;
–Income tax expense was $37.4 million on pre-tax income of $107.6 million compared to income tax expense of $21.0 million on pre-tax income of $71.5 million in the prior year period due primarily to increased income in taxable jurisdictions.
–Adjusted EBITDA increased to $331.5 million compared to $285.8 million in the prior year period due to the items listed above; and
–Cash flows provided by operating activities was $255.7 million compared to cash flows provided by operating activities of $222.2 million in the prior year period. The $33.5 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by lower cash provided by working capital in the current year period relative the prior year period.
28

Results of Operations - Continuing Operations
The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended				For the Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	511.4	100.0	470.0	100.0	1,448.4	100.0	1,333.1	100.0
Cost of sales	180.6	35.3	166.7	35.5	508.3	35.1	480.0	36.0
Gross profit	330.8	64.7	303.3	64.5	940.1	64.9	853.1	64.0
Selling, general and administrative expenses	262.3	51.3	244.8	52.1	776.1	53.6	726.0	54.5
Loss on disposal of property, plant and equipment, net	1.3	0.3	1.6	0.3	4.1	0.3	3.8	0.3
Acquisition and integration expenses	8.2	1.6	2.4	0.5	26.6	1.8	6.0	0.5
Gain on sale of property	—	—	(5.3)	(1.1)	(0.5)	—	(5.3)	(0.4)
Operating income	59.0	11.5	59.8	12.7	133.8	9.2	122.6	9.2
Other expense (income), net	1.1	0.2	(4.0)	(0.9)	1.2	0.1	(3.7)	(0.3)
Interest expense, net	5.8	1.1	17.8	3.8	25.0	1.7	54.8	4.1
Income from continuing operations before income taxes	52.1	10.2	46.0	9.8	107.6	7.4	71.5	5.4
Income tax expense	13.9	2.7	12.3	2.6	37.4	2.6	21.0	1.6
Net income from continuing operations	38.2	7.5	33.7	7.2	70.2	4.8	50.5	3.8
Net income (loss) from discontinued operations, net of income taxes	0.4	0.1	(0.3)	(0.1)	9.4	0.6	10.0	0.8
Net income	38.6	7.5	33.4	7.1	79.6	5.5	60.5	4.5
Depreciation and amortization	51.0	10.0	49.3	10.5	148.9	10.3	143.6	10.8
29

The following table summarizes our net revenue, gross profit, SG&A expenses and operating income (loss) by reporting segment for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue, net
North America	$ 511.2	$ 469.8	$ 1,447.6	$ 1,332.6
Other	0.2	0.2	0.8	0.5
Total	$ 511.4	$ 470.0	$ 1,448.4	$ 1,333.1
Gross profit
North America	$ 330.6	$ 303.1	$ 939.5	$ 852.6
Other	0.2	0.2	0.6	0.5
Total	$ 330.8	$ 303.3	$ 940.1	$ 853.1
Selling, general and administrative expenses
North America	$ 251.6	$ 235.1	$ 733.0	$ 687.2
Other	10.7	9.7	43.1	38.8
Total	$ 262.3	$ 244.8	$ 776.1	$ 726.0
Operating income (loss)
North America	$ 76.7	$ 70.3	$ 201.0	$ 162.3
Other	(17.7)	(10.5)	(67.2)	(39.7)
Total	$ 59.0	$ 59.8	$ 133.8	$ 122.6

The following tables summarize net revenue by channel for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 384.8	$ —	$ 384.8
Water Refill/Water Filtration	66.4	—	66.4
Other Water [1]	27.5	—	27.5
Water Dispensers	18.7	—	18.7
Other	13.8	0.2	14.0
Total	$ 511.2	$ 0.2	$ 511.4

	For the Nine Months Ended September 28, 2024
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 1,092.4	$ —	$ 1,092.4
Water Refill/Water Filtration	186.2	—	186.2
Other Water [1]	67.4	—	67.4
Water Dispensers	48.7	—	48.7
Other	52.9	0.8	53.7
Total	$ 1,447.6	$ 0.8	$ 1,448.4
30

	For the Three Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 356.2	$ —	$ 356.2
Water Refill/Water Filtration	62.0	—	62.0
Other Water [1]	13.6	—	13.6
Water Dispensers	16.5	—	16.5
Other	21.5	0.2	21.7
Total	$ 469.8	$ 0.2	$ 470.0

	For the Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	North America	Other	Total
Revenue, net
Water Direct/Water Exchange	$ 1,011.5	$ —	$ 1,011.5
Water Refill/Water Filtration	169.6	—	169.6
Other Water [1]	36.8	—	36.8
Water Dispensers	45.9	—	45.9
Other	68.8	0.5	69.3
Total	$ 1,332.6	$ 0.5	$ 1,333.1
______________________
1Primarily Mountain Valley retail and on-premise revenue.
The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 28, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income from continuing operations	$ 38.2	$ 33.7	$ 70.2	$ 50.5
Interest expense, net	5.8	17.8	25.0	54.8
Income tax expense	13.9	12.3	37.4	21.0
Depreciation and amortization	51.0	49.3	148.9	143.6
EBITDA	$ 108.9	$ 113.1	$ 281.5	$ 269.9
Acquisition and integration costs	8.2	2.4	26.6	6.0
Share-based compensation costs	4.6	1.4	17.1	6.1
Foreign exchange and other losses (gains), net	1.2	(0.2)	2.0	(0.1)
Loss on disposal of property, plant and equipment, net	1.3	1.6	4.1	3.8
Gain on sale of property	—	(5.3)	(0.5)	(5.3)
Other adjustments, net	0.5	(1.1)	0.7	5.4
Adjusted EBITDA	$ 124.7	$ 111.9	$ 331.5	$ 285.8

31

Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Revenue, Net
Net revenue increased to $511.4 million in the third quarter from $470.0 million in the prior year period, an increase of $41.4 million, or 8.8%, in the third quarter from the prior year period.
North America net revenue increased to $511.2 million in the third quarter from $469.8 million in the prior year period, an increase of $41.4 million, or 8.8%, due primarily to pricing initiatives of $17.8 million and volume increases of $23.6 million from increased demand for products and services from residential and business customers.
Other net revenue remained flat at $0.2 million in the third quarter compared to $0.2 million in the prior year period.
Gross Profit
Gross profit increased to $330.8 million in the third quarter from $303.3 million in the prior year period. Gross profit as a percentage of revenue was 64.7% in the third quarter compared to 64.5% in the prior year period.
North America gross profit increased to $330.6 million in the third quarter from $303.1 million in the prior year period, and gross profit as a percentage of revenue was 64.7% in the third quarter compared to 64.5% in the prior year period. The 20 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained flat at $0.2 million in the third quarter compared to $0.2 million in the prior year period, and gross profit as a percentage of revenue was 100.0% in the third quarter compared to 100.0% in the prior year.
Selling, General and Administrative Expenses
SG&A expenses increased to $262.3 million in the third quarter from $244.8 million in the prior year period. SG&A expenses as a percentage of revenue was 51.3% in the third quarter compared to 52.1% in the prior year period.
North America SG&A expenses increased to $251.6 million in the third quarter from $235.1 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor cost increases of $11.8 million, increases in insurance costs of $3.1 million and increases in share-based compensation of $1.8 million from the prior year period.
Other SG&A expenses remained relatively flat at $10.7 million in the third quarter compared to $9.7 million in the prior year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $8.2 million in the third quarter from $2.4 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.6% in the third quarter compared to 0.5% in the prior year period.
North America acquisition and integration expenses remained relatively flat at $1.0 million in the third quarter compared to $1.4 million in the prior year period.
Other acquisition and integration expenses increased to $7.2 million in the third quarter compared to $1.0 million in the prior year period due primarily to increased legal and other professional fees in the current year period related to the BlueTriton Transaction.
Gain on Sale of Property
Gain on sale of property decreased to nil in the third quarter from $5.3 million in the prior year period. Gain on sale of property as a percentage of revenue was 0.0% in the third quarter compared to 1.1% in the prior year period.
The decrease was due to the completion of sale transactions for two of our owned real properties in the prior year period.
Operating Income
Operating income decreased to $59.0 million in the third quarter from $59.8 million in the prior year period.
North America operating income increased to $76.7 million in the third quarter from $70.3 million in the prior year period due to the items discussed above.
Other operating loss increased to $17.7 million in the third quarter from $10.5 million in the prior year period due to the items discussed above.
32

Other Expense (Income), Net
Other expense, net was $1.1 million for the third quarter compared to Other income, net of $4.0 million in the prior year period due primarily to unrealized foreign exchange losses in the current year period compared unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in prior year period.
Income Taxes
Income tax expense was $13.9 million in the third quarter compared to income tax expense of $12.3 million in the prior year period. The effective tax rate for the third quarter was 26.7% compared to 26.7% in the prior year period.
The effective tax rate for the third quarter remained consistent with the effective tax rate in the comparable prior year period.
The effective tax rate for the third quarter varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Revenue, Net
Net revenue increased to $1,448.4 million for the year to date from $1,333.1 million in the prior year period, an increase of $115.3 million, or 8.6%, for the year to date from the prior year period.
North America net revenue increased to $1,447.6 million for the year to date from $1,332.6 million in the prior year period, an increase of $115.0 million, or 8.6%, due primarily to pricing initiatives of $56.6 million and volume increases of $58.7 million from increased demand for products and services from residential and business customers.
Other net revenue remained relatively flat at $0.8 million for the year to date compared to $0.5 million in the prior year period.
Gross Profit
Gross profit increased to $940.1 million for the year to date from $853.1 million in the prior year period. Gross profit as a percentage of revenue was 64.9% for the year to date compared to 64.0% in the prior year period.
North America gross profit increased to $939.5 million for the year to date from $852.6 million in the prior year period, and gross profit as a percentage of revenue was 64.9% for the year to date compared to 64.0% in the prior year period. The 90 basis point increase is due primarily to pricing initiatives and increased volume.
Other gross profit remained relatively flat at $0.6 million for the year to date compared to $0.5 million in the prior year period, and gross profit as a percentage of revenue was 75.0% for the year to date compared to 100.0% in the prior year period.
Selling, General and Administrative Expenses
SG&A expenses increased to $776.1 million for the year to date from $726.0 million in the prior year period. SG&A expenses as a percentage of revenue was 53.6% for the year to date compared to 54.5% in the prior year period.
North America SG&A expenses increased to $733.0 million for the year to date from $687.2 million in the prior year period due primarily to higher selling and operating costs that supported volume and revenue growth related primarily to labor increases of $31.0 million, increases in insurance costs of $11.6 million and increases in share-based compensation of $1.8 million from the prior year period.
Other SG&A expenses increased to $43.1 million for the year to date from $38.8 million in the prior year period due primarily to an increase in share-based compensation of $9.1 million, partially offset by a decrease of $6.7 million related to professional fees in the prior year period not recurring in the current year period.
Acquisition and Integration Expenses
Acquisition and integration expenses increased to $26.6 million for the year to date from $6.0 million in the prior year period. Acquisition and integration expenses as a percentage of revenue was 1.8% for the year to date compared to 0.5% in the prior year period.
North America acquisition and integration expenses decreased to $1.9 million for the year to date from $4.6 million in the prior year period due primarily to lower integration costs in the current year period.
Other acquisition and integration expenses increased to $24.7 million for the year to date compared to $1.4 million in the prior year period due primarily to increased legal and other professional fees in the current year related to the BlueTriton Transaction.
33

Gain on Sale of Property
Gain on sale of property decreased to $0.5 million for the year to date from $5.3 million in the prior year period. Gain on sale of property as a percentage of revenue was 0.0% for the year to date compared to 0.4% in the prior year period.
The decrease was due to lower gains resulting from sale transactions for owned real properties in the current year period compared to the prior year period.
Operating Income
Operating income increased to $133.8 million for the year to date from $122.6 million in the prior year period.
North America operating income increased to $201.0 million for the year to date from $162.3 million in the prior year period due to the items discussed above.
Other operating loss increased to $67.2 million for the year to date from $39.7 million in the prior year period due to the items discussed above.
Other Expense (Income), Net
Other expense, net was $1.2 million for the year to date compared to Other income, net of $3.7 million in the prior year period due primarily to unrealized foreign exchange losses in the current period compared to unrealized foreign exchange gains in the prior year period and a favorable insurance settlement received in prior year period.
Income Taxes
Income tax expense was $37.4 million for the year to date compared to income tax expense of $21.0 million in the prior year period. The effective tax rate for the year to date was 34.8% compared to 29.4% in the prior year period.
The effective tax rate for the year to date varied from the effective tax rate in the comparable prior year period due primarily to increased non-deductible expenses in the US.
The effective tax rate for the year to date varied from the statutory tax rate due primarily to losses in tax jurisdictions for which no tax benefit was recognized due to existing valuation allowances and income in tax jurisdictions with tax rates lower than the Canadian statutory tax rate.
Liquidity and Capital Resources
As of September 28, 2024, we had total debt of $1,283.7 million and $667.3 million of cash and cash equivalents compared to $1,285.0 million of debt and $507.9 million of cash and cash equivalents as of December 30, 2023.
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains and the ongoing Russia/Ukraine and Israel/Hamas wars, all of which are likely to continue to create challenging conditions for our business, through increased costs, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
We believe that our level of resources, which includes cash on hand, borrowings under the credit agreement (the “Credit Agreement”) among the Company, as parent borrower, Primo Water Holdings Inc. and certain other subsidiary borrowers, certain other subsidiaries of the Company from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, including the $350.0 million revolving credit facility (the "Revolving Credit Facility") and funds provided by our operations, will be adequate to fund cash outflows that have both a short- and long-term component. These cash flows will support our growth platform and include our expenses, capital expenditures, anticipated dividend payments, and debt service obligations. The Company regularly assesses its cash requirements and the available resources to fund these needs. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the Revolving Credit Facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our Credit Agreement or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.
As of September 28, 2024, there were no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled $65.6 million, resulting in total utilization under the Revolving Credit Facility of $65.6 million. Accordingly, unused availability under the Revolving Credit Facility as of September 28, 2024 amounted to $284.4 million.
34

We earn substantially all of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state, and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.
We expect our existing cash and cash equivalents, cash flows and the issuance of debt to continue to be sufficient to fund our operating, investing, and financing activities. In addition, we expect our existing cash and cash equivalents and cash flows outside of Canada to continue to be sufficient to fund the operating activities of our subsidiaries.
A future change to our assertion that foreign earnings will be permanently reinvested could result in additional income taxes and/or withholding taxes payable, where applicable. Therefore, a higher effective tax rate could occur during the period of repatriation.
We may, from time to time, depending on market conditions, including without limitation whether our outstanding notes are then trading at a discount to their face amount, repurchase our outstanding notes for cash and/or in exchange for our common shares, warrants, preferred shares, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. However, the covenants in our Revolving Credit Facility subject such purchases to certain limitations and conditions.
A dividend $0.08 per common share was declared during each quarter of 2023 for an aggregate dividend payment of approximately $51.8 million. A dividend payment of $0.09 per common share was declared during each of the first, second, and third quarters of 2024 for an aggregate dividend payment of approximately $43.9 million. The Board also declared a special dividend of $0.82 per common share on October 15, 2024, to be paid on November 21, 2024.
The following table summarizes our cash flows for the three and nine months ended September 28, 2024 and September 30, 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net cash provided by operating activities of continuing operations	$ 91.0	$ 126.7	$ 255.7	$ 222.2
Net cash used in investing activities of continuing operations	(36.7)	(28.6)	(137.2)	(122.7)
Net cash used in financing activities of continuing operations	(18.4)	(93.9)	(59.5)	(137.9)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	4.6	21.4	6.8	37.0
Net cash provided by (used in) investing activities from discontinued operations	16.8	(12.6)	75.9	(32.4)
Net cash (used in) provided by financing activities from discontinued operations	(2.0)	(0.5)	(1.0)	9.1
Effect of exchange rate changes on cash	0.3	(1.5)	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.6	11.0	140.6	(24.8)
Cash and cash equivalents and restricted cash, beginning of period	615.5	86.8	530.5	122.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	671.1	97.8	671.1	97.8
Cash and cash equivalents and restricted cash from discontinued operations, end of period	3.8	36.9	3.8	36.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$ 667.3	$ 60.9	$ 667.3	$ 60.9
Operating Activities
Cash provided by operating activities was $255.7 million year to date compared to $222.2 million in the prior year period. The $33.5 million increase was due primarily to improved earnings, excluding non-cash charges, partially offset by lower cash provided by working capital in the current year period relative the prior year period.
35

Investing Activities
Cash used in investing activities was $137.2 million year to date compared to $122.7 million in the prior year period. The $14.5 million increase was due primarily to an a decrease in the proceeds from sale of property and an increase in additions to property, plant and equipment relative to the prior year period.
Financing Activities
Cash used in financing activities was $59.5 million year to date compared to $137.9 million in the prior year period. The $78.4 million decrease was due primarily to a decrease in net payments of short-term debt borrowings and an increase in the issuance of common shares relative to the prior year period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 28, 2024.
Contractual Obligations
There were no material changes to our outstanding contractual obligations from amounts previously disclosed in our 2023 Annual Report.
Credit Ratings and Covenant Compliance
Credit Ratings
We have no material changes to the disclosure on this matter made in our 2023 Annual Report.
Covenant Compliance
Indentures Governing Our Outstanding Notes
Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of September 28, 2024, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance.
Revolving Credit Facility
Under the Credit Agreement governing the Revolving Credit Facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which we consummate a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. We were in compliance with these financial covenants as of September 28, 2024.
In addition, the Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. We were in compliance with all of the applicable covenants as of September 28, 2024.
On July 11, 2024, the Company entered into the Third Amendment to the Credit Agreement, which provides an exception to the restricted payments covenant for a one-time special dividend in conjunction with the BlueTriton Transaction.
Issuer Purchases of Equity Securities
Common Share Repurchase Program
On August 9, 2023, our Board of Directors approved a share repurchase program for up to $50.0 million of our outstanding common shares. Upon the closing of the European Divestiture on December 29, 2023, an incremental $25.0 million share repurchase was authorized, revising the total share repurchase authorization to $75.0 million. For the nine months ended September 28, 2024, we repurchased 932,896 common shares for approximately $15.9 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 28, 2024.
On August 9, 2022, our Board of Directors approved a share repurchase program for up to $100.0 million of our outstanding common shares over a 12-month period that expired on August 14, 2023. For the nine months ended September 30,
36

2023, we repurchased 1,272,612 common shares for approximately $19.0 million through open market transactions under this repurchase plan. There were no shares repurchased under the program during the three months ended September 30, 2023.
Repurchased shares were subsequently canceled. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We paused our share repurchase program in light of the BlueTriton Transaction.
Tax Withholding
During the three months ended September 28, 2024 and September 30, 2023, an aggregate of 2,747 common shares and 46,989 common shares, respectively, were withheld from delivery to our employees to satisfy their respective tax obligations related to share-based awards.
Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
Capital Structure
Since December 30, 2023, our equity has increased by $41.6 million. The increase was due to net income of $79.6 million, the issuance of common shares of $17.5 million, and share-based compensation costs of $17.5 million, partially offset by common shares repurchased and canceled of $20.3 million, common share dividend payments of $43.9 million and other comprehensive loss, net of tax of $8.8 million.
Dividend Payments
Common Share Dividend
On August 6, 2024, our Board of Directors declared a dividend of $0.09 per share on common shares, payable in cash on September 5, 2024, to shareowners of record at the close of business on August 22, 2024. The Board also declared a special dividend of $0.82 per common share on October 15, 2024, to be paid on November 21, 2024. We intend to pay a regular quarterly dividend on our common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the Revolving Credit Facility and indentures governing our outstanding notes, as well as other factors that the Board of Directors may deem relevant from time to time.
Critical Accounting Policies
Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimates and actual amounts have not had a significant impact on our Consolidated Financial Statements.
Critical accounting policies and estimates used to prepare the Consolidated Financial Statements are discussed with the Audit Committee of our Board of Directors as they are implemented and on an annual basis.
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2023 Annual Report.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting guidance.
37