Form 10-K
period 2024-12-31
Primo Brands Corp
filed 2025-02-27
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42404
_________________________
Primo Brands Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	99-3483984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Assembly Drive, Suite 800 Tampa, Florida 33607	900 Long Ridge Road, Building 2 Stamford, Connecticut 06902
(Address of Principal Executive Offices, including zip code)
Registrant’s telephone number, including area code: (813) 544-8515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	PRMB	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.
The number of shares of the registrant’s Class A common stock outstanding as of February 21, 2025 was 380,115,732.
Documents incorporated by reference
Portions of our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2024, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined in the Explanatory Note below), growth opportunities, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, contract negotiations, capital resources and liquidity following the Transaction.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits and appendices to this Form 10-K with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events or otherwise.
The trademarks and service marks that we own or have the right to use include, among others, Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, Mountain Valley®, Ozarka®, Primo Water™, Saratoga®, Sparkletts®, Zephyrhills®, AC+ION®, and Splash Refresher™. Solely for convenience, in some cases, the trademarks, service marks, and trade names referred to in this Annual Report on Form 10-K are listed without the applicable ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, and trade names.

PART I
Explanatory Note
On November 8, 2024, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation (“Primo Brands”, or the “Company”), consummated the transactions contemplated by that certain Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto, dated as of October 1, 2024 (as amended, the “Arrangement Agreement”), by and among Primo Water Corporation, a company existing under the laws of Ontario (“Primo Water”), Triton Water Parent, Inc., formerly a Delaware corporation (“BlueTriton”), the Company, formerly a wholly-owned subsidiary of BlueTriton, Triton Merger Sub 1, Inc., formerly a wholly-owned subsidiary of the Company (“Merger Sub”), and 1000922661 Ontario Inc., formerly a wholly-owned subsidiary of the Company (“Amalgamation Sub”). As contemplated by the Arrangement Agreement: (i) Amalgamation Sub, by way of a court-approved statutory plan of arrangement pursuant to the provisions of the Business Corporations Act (Ontario), acquired all of the issued and outstanding shares of Primo Water (other than any such shares held by Amalgamation Sub or any of its affiliates) (“Primo Shares”) in exchange for shares of Class A common stock, par value $0.01 per share, of Primo Brands (the “Class A common stock”) on a 1:1 basis, resulting in Primo Water securityholders holding shares of Class A common stock representing approximately 43% of the Fully Diluted Shares (as defined herein), followed immediately by an amalgamation of Primo Water and Amalgamation Sub, with the resulting amalgamated entity, named “Primo Water Corporation,” becoming a wholly-owned subsidiary of Primo Brands (the “Arrangement”); (ii) immediately following the Arrangement, Merger Sub was merged with and into BlueTriton (the “Merger”), with BlueTriton surviving the Merger as a wholly-owned subsidiary of Primo Brands; (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton, as the surviving corporation in the Merger, was merged with and into Primo Brands (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “Transaction”), with Primo Brands being the surviving corporation in the Subsequent Merger; (iv) in connection with the Subsequent Merger, each share of common stock of BlueTriton issued and outstanding immediately prior to the Merger (other than shares cancelled in accordance with the Arrangement Agreement) were converted into shares of Class A common stock or shares of Class B common stock, par value $0.01 per share of Primo Brands (the “Class B common stock”) such that Triton Water Parent Holdings, LP, the prior stockholder of BlueTriton and its affiliates (the "Sponsor Stockholder") hold shares of Class A common stock and Class B common stock (collectively, the “Shares”) representing approximately 57% of the Fully Diluted Shares; and (v) as a result of the Transaction, Primo Water and Triton Water Intermediate, Inc., ("Intermediate Holdings") previously a wholly-owned subsidiary of BlueTriton, became wholly-owned subsidiaries of the Company.
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
Each restricted stock unit, whether vested or unvested, with respect to Primo Shares subject to performance-based vesting granted pursuant to the Primo Stock Plans or otherwise (each, a “Primo PSU” and, together with Primo Options, Primo RSUs, and other equity interests granted as compensation or otherwise in respect of service, whether or not granted pursuant to the Primo Stock Plans, collectively, the “Primo Equity Awards”), which was outstanding immediately prior to the Transaction, was automatically assumed and converted into a restricted stock unit award to acquire Class A common stock in an amount equal to the number of Primo Shares previously underlying such Primo PSU based on Primo Water's estimated performance for the performance period to date (each, a “Primo Brands Conversion RSU” and, together with the Primo Brands Replacement Options and Primo Brands Replacement RSUs, the “Primo Brands Replacement Awards”). Each such Primo Brands Conversion RSU has a time-based vesting period equal to the remaining performance period of such Primo PSU prior to the Transaction.
As used herein, “Fully Diluted Shares” refers to the sum of (i) the aggregate number of shares of Class A common stock and Class B common stock issued and outstanding, if any, plus (ii) the aggregate maximum number of shares of Class A common stock issuable in respect of any equity interests of the Company, including with respect to Primo Brands Replacement Options, Primo Brands Replacement RSUs, and Primo Brands Conversion RSUs, in each case, that were outstanding or deemed outstanding at the time of the Transaction (and assuming the vesting in full of any of the foregoing subject to vesting or similar conditions).
On November 8, 2024, the Company became the successor issuer to Primo Water pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(e) under the Exchange Act, the Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the related rules and regulations. On November 11, 2024, the Company’s Class A common stock began regular-way trading on the New York Stock Exchange ("NYSE") under the ticker symbol “PRMB”.

ITEM 1.	BUSINESS
Our Company
When used in this report, the terms “the Company,” “our Company,” “Primo Brands,” “we,” “us,” or “our” refers to Primo Brands Corporation, together with its consolidated subsidiaries, for periods following the Transaction (as defined in the Explanatory Note) and to Triton Water Parent, Inc. and its consolidated subsidiaries (collectively, “BlueTriton”) and/or Primo Water Corporation and its consolidated subsidiaries (collectively, “Primo Water”) for periods prior to the Transaction.
Primo Brands is a leading North American branded beverage company with a focus on healthy hydration, delivering responsibly and domestically sourced diversified offerings across products, formats, channels, price points and consumer occasions, distributed in every state and Canada.
We have an extensive portfolio of highly recognizable, responsibly sourced and conveniently packaged branded beverages distributed across more than 200,000 retail outlets, including established billion-dollar brands (which are our brands that generate more than $1 billion in annual net sales), Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo WaterTM and Sparkletts®, and flavored and enhanced brands like AC+ION® and Splash RefresherTM. These brands are sold directly across retail channels, including mass food, convenience, natural, drug, wholesale, distributors and home improvement, as well as food service accounts in North America. We also have extensive direct-to-consumer offerings with our industry-leading line-up of innovative water dispensers, which create customer and consumer connectivity through recurring water purchases across our Water Direct, Water Exchange and Water Refill businesses. Through our Water Direct business, we deliver responsibly sourced hydration solutions direct to home and business customers. Through our Water Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Water Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. We also offer water filtration units for home and business consumers across North America.
Our extensive portfolio of products is manufactured, distributed to, and sold across channels, formats, geographies, and usage occasions in every U.S. state and Canada. Prior to the Transaction, Primo Water divested a portion of its European business and our remaining international businesses at the time of the Transaction included Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses"). On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses. The Remaining International Businesses are collectively presented herein as discontinued operations in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Unless otherwise noted, discussion within Part I and Part II relates to continuing operations.
Our Operations
We operate within the large and growing U.S. beverage industry, a $130+ billion market based on 2023 retail sales. The beverage industry encompasses a broad range of non-alcoholic beverage categories such as bottled water, soft drinks, energy drinks, juices, ready-to-drink coffee and tea, sports drinks, sparkling juices, coconut water, plant-based water, ciders, smoothies and kombucha. As consumer preferences increasingly shift toward healthier, sustainable and functional options, the beverage industry is undergoing significant transformation and growth.
Within this evolving landscape, we serve the attractive bottled water sub-category of beverage, one of the largest and responsibly growing categories. In 2023, the U.S. bottled water market, which includes still water, sparkling water and seltzer water, generated $25 billion in retail sales. Bottled water has continued to be the beverage of choice in the U.S., ranking as the number one beverage by volume for eight consecutive years.
We distribute conveniently packaged branded beverages to retail outlets and provide bottled water solutions, water filtration and coffee services through direct-to-consumer offerings in North America. Our products consist primarily of premium spring and sparkling water, purified water, self-service refill drinking water, flavored and enhanced beverages, water dispensers, filtration equipment and coffee.

Competitive Strengths
Portfolio of Iconic, Industry-Leading Brands with Leading Direct-To-Consumer Capabilities
We believe Primo Brands is uniquely positioned as a leader in the healthy hydration category, driven by the strength of our iconic brands with rich heritage. Our portfolio, led by established billion-dollar brands, Poland Spring and Pure Life, also includes our premium brands Saratoga and Mountain Valley and other nationally recognized regional spring and purified brands. We maintain a diverse portfolio that serves multiple consumer usage occasions across a wide spectrum of formats and price points. With our expanding scale and resources, we are accelerating the growth of other brands within our portfolio and leveraging our nationwide footprint.
We are the category leader in U.S. bottled water, holding the number one market share in the retail channel, supported by our nationally recognized, fast-growing brands. Nearly all of our core brands have demonstrated strong, volume-driven growth in recent years.
Scaled National Footprint with Differentiated Distribution Infrastructure
We believe our differentiated, vertically integrated distribution network spanning coast-to-coast provides us with benefits that are difficult to replicate, including lower cost to serve and increased control over our supply chain and product quality. We also believe that our scaled national platform and go-to-market strategy amplify our brand reach and circular packaging strategy. Our distribution network spans multiple channels, formats and geographies, including every U.S. state and Canada, providing us with exceptional consumer access across North America. Our world-class operational capabilities are supported by an extensive infrastructure that includes more than 70 production facilities, more than 240 depots, and a robust returnable packaging operation. In addition, our direct-to-consumer network is underpinned by a delivery fleet of approximately 5,900 vehicles. We have more than 90 spring water sources located across North America, and we are the only branded beverage company whose brands own their spring assets, which strengthens our profitability and helps us further support our sustainability and water stewardship efforts. Of our more than 90 spring water sources located across the U.S. and Canada, 38 sites are Company-owned, five sites have a unique joint relationship and the rest are leased, some exclusively and some not exclusively. We also own three artesian wells and lease a fourth. We source water from spring sites across the U.S. and Canada, and we are not materially dependent on any single spring source. The bulk of the Company’s spring sources are located in Maine, Pennsylvania, California, Florida, and Texas.
In recent years, we have implemented several initiatives, such as active SKU management processes, to drive operational efficiencies across our manufacturing and distribution network. Our differentiated logistics model enables us to deliver water efficiently from the spring source directly to customers, ensuring reliability and quality. The optimization of our complete footprint across our manufacturing locations, routes and branches remains in focus. We believe there will be opportunities to further streamline our operations and improve our distribution efficiency as we work to integrate Primo Water and BlueTriton’s capabilities.
Complete Offering Across Products, Formats and Channels to Serve Multiple Occasions and Price Points
Primo Brands combines its iconic brand portfolio with a scaled national platform to provide consumers with healthy hydration whenever and wherever they hydrate. Primo Brands’ diversified, omni-channel business model offers exceptional access to its consumers and a differentiated ability to serve multiple consumer usage occasions and price points. Our broad and vertically integrated manufacturing and distribution footprint across North America supports strong recurring revenues from our direct-to-consumer delivery, exchange, refill and filtration offerings.
Our strong retail and direct-to-consumer footprint creates a multiplier effect, enabling us to serve many usage occasions and fulfill the growing demand for consumers’ desire for convenience and sustainability. Our product portfolio spans across all dayparts, providing customers with healthy hydration at-home, at-work and on-the-go. We continuously invest in brand innovation, as well as our circular packaging infrastructure (delivery, exchange, refill and filtration service), call centers and technology capabilities to ensure that we remain a go-to provider of healthy hydration solutions across products, formats, channels and price points.
Industry-Leading, Focused Sustainability Initiatives
We are at the forefront of reusable and circular packaging, helping to reduce waste through our reusable, multi-serve bottles and innovative brand packaging portfolio that incorporates recycled plastic, aluminum and glass. We responsibly source from numerous springs and actively manage water resources for long-term sustainability. We also help conserve over 28,000 acres of land across the US and Canada. We are proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation and regulatory standards for consumer protection. We believe in fostering a respectful culture that values our associates and key stakeholders, and we are invested in the sustainability of our hydration solutions, our communities, our packaging and our water sources for generations to come. We also intend to continue Primo Water and BlueTriton’s long-standing traditions of supporting North American communities in times of need, providing support and resources to combat local and regional hydration quality issues and other local community challenges.
Attractive Financial Profile
Primo Brands brings together two strong businesses with track records of financial success across economic cycles. Our consistent and relatively predictable net sales growth is complemented by our strong profitability. Primo Brands remains committed to long-term value creation for all stakeholders by executing against our synergy plans, deleveraging over the medium-term and deploying efficient capital spending to support our growth plans.
Entrepreneurial, Execution-Driven Management Team and Board of Directors
We are led by a highly entrepreneurial, results-oriented and motivated Board of Directors and executive management team that aims to foster a positive and rewarding work environment for Primo Brands’ associates. Our culture encourages high-performance and operational excellence. Our Board of Directors, led by Non-Executive Chairman Dean Metropoulos, and our senior management team, led by Chief Executive Officer ("CEO") Robbert Rietbroek, are comprised of industry and operational experts with decades of collective experience, supported by a talent base of more than 13,000 associates across the U.S. and Canada.
Robbert Rietbroek, our CEO, is a seasoned executive bringing more than 25 years of experience at Fortune 500 companies to Primo Brands, including five years as Senior Vice President and General Manager responsible for Quaker Foods North America, a reporting segment of PepsiCo. David Hass, our Chief Financial Officer, has served in various roles with Primo Water, including Chief Strategy Officer, Vice President of Strategy, and Vice President of Financial Planning & Analysis. Rob Austin, our Chief Operating Officer, has more than 20 years of experience at the intersection of supply chain operations, logistics, sales and technology. Prior to Primo Brands, Rob served as Chief Operating Officer at BlueTriton. Together with the track record and experience of our Board of Directors and talented associates, we believe we are well positioned for sustainable long-term growth and success.
Financial Information about our Segment
Our net sales in the U.S. and Canada accounted for 97.4% and 2.6%, respectively, of our total net sales for the year ended December 31, 2024.
For financial information about our reportable segment, see Note 21 “Segment Reporting” and Note 17 “Revenue Recognition” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K ("Annual Report").
Ingredient and Packaging Supplies
We have more than 90 spring water sources located across the US and Canada, and over 28,000 acres of land which we help conserve. Our extensive spring network has enabled us to develop and offer more locally branded products that are sourced directly from the regions in which they are sold, representing an important value proposition to our end consumers and helping to reduce our environmental impact. We are a leading branded beverage company whose brands own a material amount of spring assets, which strengthens our ability to supply our products and helps us further support our sustainability and water stewardship efforts.
Of our more than 90 spring water sources located across the US and Canada, 38 sites are company owned, 5 sites have a unique joint relationship and the rest are leased, some exclusively and some not exclusively. We also own three artesian wells and lease a fourth. We source water from spring sites across the U.S. and Canada, and we are not materially dependent on any single spring source. The bulk of our spring sources are located in Maine, Pennsylvania, California, Florida, and Texas.
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America. Our core product of bottled water utilizes a reusable bottle that allows for the overall cost to service to be spread out over a number of recurring trips to our customer base. We utilize a refill, reuse and recycle concept with our three gallon and five gallon bottled water packaging. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases, which we have historically had success in implementing in order to reduce our overall exposure to rising ingredient and packaging costs.
Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as resin in the case of PET, and HDPE. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.
Resin for PET, HDPE and fuel are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases, those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.
Intellectual Property
Our intellectual property, particularly the trademarks we use in connection with the water and beverage products that we sell, is important to our business and our marketing efforts because brand recognition is one of the key factors that differentiates our products from those of our competitors. The success of our business depends in part on our ability to use our trademarks, including our name and logos, to increase brand awareness and further develop our brand's reputation in the market. Protection of our proprietary processes, methods, compounds, and other technologies is also important to our business and enables us to distinguish our products from those of our competitors. To protect our intellectual property assets and proprietary rights, we rely on patent, trade secret, copyright, and trademark laws, as well as contractual provisions included in our agreements with employees, independent contractors and other third parties who may have access to our intellectual property and confidential information. We also rely on common law and statutory protections afforded to trademarks, trade secrets, and proprietary “know-how.” We closely monitor the unauthorized, improper, or illegal use of our trademarks and vigorously challenge any third party that infringes upon our trademark rights, through available legal remedies.
We own the major trademarks that are used to identify, market, and sell our water and beverage products. From time to time we use third-party trademarks with the permission of these third parties. In the United States, we own the federal trademark registrations for our major brands, including Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, Mountain Valley®, Ozarka®, Primo WaterTM, Saratoga®, Sparkletts®, Zephyrhills®, Ac+ion®, and Splash RefresherTM. We have filed and will continue to file trademark applications to register new trademarks, logos, slogans, and taglines that we believe add value to our business and brands. We maintain all registrations for the trademarks that are material to the operation of our business. In addition to our registered intellectual property in the U.S. and Canada, we own registrations for various trademarks in Europe and Israel related to the portions of our Eden Springs Netherlands B.V. business located in the United Kingdom and Israel. We do not conduct material operations outside of the U.S. and Canada.
Our pool of proprietary information, consisting of manufacturing know-how, trade secrets, and copyrights relating to the design and operation of our facilities and systems, is particularly important and valuable. Accordingly, we seek to protect this proprietary information through all legal means practicable including by protecting certain information as a trade secret.
However, monitoring the unauthorized use of our intellectual property is difficult and costly, and the steps we have taken may not prevent all unauthorized use by others. See Item 1A. “Risk Factors — Risks Related to Our Business, Operations, and Growth Strategies — Our success depends, in part, on our intellectual property, which we may be unable to maintain and protect.”
Customers
Our customers include many large national and retail grocery, mass-merchandise, drugstore, wholesale, and convenience store chains across the United States and Canada. We also sell our spring and purified water brands, as well as our water filtration and office coffee services directly to commercial and residential customers via our direct-to-consumer delivery services. Nearly all of our existing and target customers consume multiple products, which are promoted to our existing customers by our regional sales representatives. This process increases sales and average revenue per customer. As of, and for the year ended, December 31, 2024, we have one customer who makes up approximately 20% of Trade receivables, net and 24% of Net sales.
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers and the current economic environment continue to increase the importance of major customers to our business.
Furthermore, the rise of e-commerce and digital platforms has transformed how consumers discover and purchase beverages, with subscription models, direct-to-consumer channels, and online grocery services driving convenience and fostering deeper brand engagement in the bottled water category. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends.

Suppliers and Distribution
In addition to water, the principal raw materials required to produce our products include PET resin, HDPE and polycarbonate bottles, caps, and preforms, labels, cartons, and trays. Some raw materials and supplies, including packaging materials, such as rPET, may be available from only a limited number of suppliers or a sole supplier, or may be in short supply when seasonal demand is at its peak. Therefore, we rely upon our ongoing relationships with key suppliers to support our operations. We typically enter into multi-year contracts with our key suppliers, meaning our suppliers are obligated to continue to supply us with materials for multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply. We believe that, as a result of the Transaction, our increased size will position us to better negotiate our contract renewals. However, if we are unable to renegotiate contracts with similar or more favorable terms with these suppliers when our contracts expire, the prices of packaging materials, aluminum cans, and other containers we use in our manufacturing could increase depending on market and economic conditions.
Fuel, electricity, natural gas, and other energy sources are also important commodities for our business due to their use in our facilities and the vehicles delivering our products. We purchase our own fuel and use third parties for the transportation of raw material and finished goods between our warehouses. In the past, we have experienced fluctuations in fuel prices, and we manage this risk through the use of supplier pricing agreements, which we use to fix the purchase prices for certain commodities, as well as derivative instruments, including futures, forward, and option contracts. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers.
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
Our extensive portfolio of products is primarily made available to consumers through our network of wholesalers, grocery stores, or other retailers and direct-to-consumer, office, and retailer beverage delivery services. Our products are also available and sold directly to consumers on a growing number of company-owned and third-party e-commerce platforms. In addition, we are a distributor for select third-party beverage brands.
As we continue to build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. For example, as e-commerce sales grow, in-store sales will likely decline, creating challenges for physical store retailers. We believe brick and mortar retailers that shift toward balancing stronger e-commerce sales with in-store productivity will most often find greater success in the marketplace.
Our distribution strength is supported by a truck fleet of approximately 5,900 vehicles, over 70 production facilities, over 240 depots, and more than 90 water source locations. These distribution capabilities have enabled us to expand our presence into higher-growth convenience, restaurant, hospitality, education, and healthcare channels. As a result of the Transaction, we expect more improvements to our distribution capabilities as we look to capture an estimated $300 million cost synergy opportunity that includes optimization of our combined manufacturing locations, routes, branches, and inventory management. We also intend to optimize our direct material procurement, which we believe will minimize variable and fixed costs across transportation, warehousing, and production.
Competition
We participate in the highly competitive beverage and bottled water category of the non-alcoholic beverage industry. With respect to the non-alcoholic beverages category, our products compete primarily on the basis of brand image, price, packaging design, taste, advertising, marketing, and promotional activity (including digital), product innovation, efficient production and distribution techniques, and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health, wellness and sustainability, and the continued acceleration of e-commerce and other methods of distributing and purchasing products.
We face competition in the non-alcoholic beverage category. Our principal competitors are local, regional, and national bottled water and beverages businesses, providers of various types of water filtration units and services and large retailers who have increasingly utilized their large distribution networks and significant economies of scale in recent years to introduce and develop private-label branded water. Further, we face significant competition in our business as distribution methods for bottled water products continue to change and evolve, and the consumer landscape shifts into the digital marketplace.
We face a number of large competitors in the retail industry. Our products compete with large retailers who have developed their own private-label beverage brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants, and club warehouses. Our bottled water and beverages businesses face competition beyond our competitors’ bottled water and beverage products. Our products also compete with other non-alcoholic beverages, including carbonated and non-carbonated drinks, juices, flavored or enhanced waters, sport and energy drinks, coffees, teas, and tap water. In addition, we face competition from various methods of treating unfiltered tap water in the residential and commercial markets such as countertop filtration systems, faucet-mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator-dispensed filtered water. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. See Item 1A. “Risk Factors” — Risks Related to Our Business, Operations, and Growth Strategies — We face significant competition in the segment in which we operate.
We believe that several factors allow us to maintain a strong competitive position in a dynamic marketplace for our goods and services, including the strength of our brands, innovation, marketing, the quality of our products, and our highly efficient and thoughtfully designed distribution network.
Government Regulation and Environmental Matters
Our water and beverage products are regulated in the United States as conventional foods. We, along with our distributors and co-packing and supplier partners, are subject, as applicable, to extensive laws and regulations in the United States by federal, state, and local government authorities including, among others, the Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency ("EPA"), U.S. Customs and Border Protection, the U.S. Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, safety and/or adverse event reporting of conventional foods. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA and comply with current good manufacturing practices and other requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in the Canadian provinces in which we operate.
The FDA regulates food and beverage products, including bottled water, as conventional foods pursuant to the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) and its implementing regulations. In accordance with the FDA’s current good manufacturing practices requirements, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production. The FFDCA requires the FDA’s bottled water regulations be as stringent and as protective of the public health as the EPA’s drinking water standards established under the Safe Drinking Water Act. In addition, under the FFDCA, any substance that is reasonably expected to become a component of food or added to food is a food additive subject to FDA premarket review and approval with certain exceptions. Additionally, pursuant to the FDA Food Safety Modernization Act (the “FSMA”), the FDA promulgates requirements intended to enhance food safety and prevent food contamination, including more frequent inspections and increased recordkeeping and traceability requirements. The FSMA also requires that imported foods and beverages adhere to the same quality standards as domestic foods and beverages and provides the FDA with mandatory recall authority over food and beverage products that are mislabeled or misbranded. In addition, the FDA requires that certain nutrient and product information appear on product labels and that the labels and labeling be truthful and not misleading. Similarly, the FTC requires that marketing and advertising claims be truthful, not misleading, not deceptive to customers, and substantiated by adequate scientific data. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements. We are subject to periodic, unannounced inspections by the FDA. Upon inspection, we must comply with all aspects of the quality standards and current good manufacturing practices for bottled water along with all other applicable requirements.
Several states also have laws and regulations impacting food and beverage products. These include, among other things, restrictions and limitations on certain ingredients or compounds in the products or their packaging, additional safety or warning standards, added labeling requirements, and recycling related requirements such as marking and reporting. We must also comply with local and state regulations related to water use, withdrawals and transportation. For example, the California law known as “Proposition 65” requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws.

From time to time, various state departments and authorities inspect our facilities and sources. Our product labels may be subject to state regulation (in addition to federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any claims for water may be made. Products that do not comply with applicable governmental or third- party regulations and standards may be considered adulterated or misbranded and subject, but not limited, to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties, or criminal prosecution.
Several of our products are manufactured, distributed to, and sold in Canada, the United Kingdom, and Israel. Like in the United States, these products are subject to local laws and regulations regarding their manufacture, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, safety, and/or adverse events.
We currently offer and use non-refillable recyclable containers in the United States, Canada, the United Kingdom, and Israel. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and Canada requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels. We continue to prioritize returnable and circular packaging wherever reasonably possible, incorporating recycled materials like rPET, aluminum and glass, and investing alongside partners to advance collection and recycling efforts across the United States.
We are a member of the IBWA and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third-party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA and the Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.
In addition, increasing concern over climate change is expected to continue to result in additional, and potentially conflicting, legal or regulatory requirements, which are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics by international, federal, state, or local governmental authorities in jurisdictions in which we and/or our suppliers or business partners operate. For example, we may be subject to various disclosure requirements such as greenhouse gas metrics, climate risks, use of offsets and emissions reduction claims from the State of California such as Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. entities with annual revenues greater than $1 billion doing business in California to publicly report their greenhouse gas emissions, and Senate Bill 261 (The Climate-Related Financial Risk Act) requiring U.S. entities with annual revenues over $500 million to bi-annually disclose climate-related financial risks and their mitigation strategies, among others. We also may be subject to the U.S. Securities and Exchange Commission's (the "SEC") climate disclosure rules, if enforced by the incoming SEC leadership and if they survive litigation pending in the Eighth Circuit Court of Appeals challenging the rules, as well as other new or existing regulations or requirements. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable,” “eco-friendly,” “compostable,” “recyclable” or similar language in product marketing.
In recent years, there has been legislative and executive action in both state and local governments that has or would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and/or limit the sale by municipalities of water supplies to private companies for resale. Such regulation could adversely affect our business and financial results. See Item 1A. “Risk Factors — Legal, Regulatory and Tax Risks — The legal and regulatory environment in the jurisdictions in which we operate, changes thereto and our ability to comply with the same could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.”
Human Capital
Employees
As of December 31, 2024, we had approximately 13,700 permanent associates within our continuing operations businesses. We have entered into collective bargaining agreements covering approximately 400 of our associates within our continuing operations businesses, which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with associates to be generally good.
We are dedicated to cultivating a strong, values-driven culture. We believe our associates and shared values are central to a healthy, sustainable, and productive environment where everyone can thrive. Our values are rooted in creating healthier lives, healthier communities, and a healthier planet, pursuing bold ideas, delivering excellence consistently, and being dedicated to doing what’s right for each other, our communities, and our stakeholders. We believe in maintaining good relations with our associates by fostering a positive working environment, upholding fair labor practices, safe working conditions, and freedom of association. We encourage two-way dialogue between leaders and associates to continuously improve the associate experience that fosters engagement, growth, and a sense of belonging.
Health and Safety
Health and safety are paramount as foundational values for our business. Our focus extends to our people, communities, and the environment. We strive for a “zero harm” culture, with the goal of having everyone return home safely each day. Our comprehensive Safety & Health Policy covers 100% of associates and contractors, outlining our commitment to excellence. A robust safety management system serves as the backbone for implementing this policy, ensuring compliance with Occupational Safety and Health Administration regulations, and achieving our safety objectives.
Our enterprise-wide safety program takes a data-driven approach to preventing accidents and injuries and is designed to proactively identify, assess, and manage risks and hazards associated with our operations, products, and services. We focus on leading indicators like safety inspections, observations, training, and associate participation in safety committees. This allows us to proactively identify and address potential hazards before they become incidents. We are relentless in our pursuit of continuous improvement, and we operate in compliance with all applicable health and safety laws, regulations, and standards. Our program includes a comprehensive set of policies, procedures, and training programs that cover all aspects of our business operations, including manufacturing, distribution, and customer service.
Serving Our Communities
We are aligned with the communities we serve. After all, our families live, work, and play in the local communities where we operate.
It is part of our purpose to promote hydration and wellness via sponsorships and in-kind donations, and to provide aid in the times of need. We provide bottled water products for local sporting events, culinary and hospitality programs, fundraisers, and associate-supported efforts and have also contributed time and resources to many regional causes. In addition, we donate water to medical centers and first responders, as well as support hospitality partners feeding front-line workers during extreme weather-related incidents and natural disasters.
Our Company History
We were organized as a Delaware corporation in 2024, initially under the name Triton US HoldCo, Inc., for the purpose of effecting the business combination of BlueTriton and Primo Water. The Transaction closed on November 8, 2024 and we were subsequently renamed Primo Brands Corporation. For additional information regarding the Transaction, please see the Explanatory Note.
Availability of Information and Other Matters
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as amended, are also available free of charge on our website at www.primobrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC nor is such information incorporated by reference herein or therein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business, Operations, and Growth Strategies
•our future results may suffer if we do not effectively manage our expanded operations following the Transaction;
•we have no operating or financial history as a combined company and the unaudited supplemental pro forma information elsewhere in this Annual Report is presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction;
•we face significant competition in the segment in which we operate;
•our success depends, in part, on our intellectual property, which we may be unable to maintain and protect;
•we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected revenue and cost synergies related to each such acquisition;
•our business is dependent on our ability to maintain access to our water sources. Water scarcity, government regulation of water access, loss of water rights, and poor quality could negatively affect our long-term financial performance;
•we may not be able to respond successfully to consumer trends related to our products;
•the loss or reduction in sales to any significant customer could negatively affect our financial condition and results of operations;
•our packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers, or effectively hedge against such rising costs.
Risks Related to Our Class A Common Stock
•the market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all;
•if securities analysts publish inaccurate or unfavorable research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline;
•future sales, or the perception of future sales, by our stockholders in the public market could cause the market price for our Class A common stock to decline;
•the shares of Class A common stock covered by any applicable registration statements could represent a substantial percentage of the outstanding shares of Class A common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Class A common stock of Primo Brands to decline significantly, and certain selling stockholders still may receive significant proceeds;
•Sponsor Stockholders (as defined herein) own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders.
Legal, Regulatory, and Tax Risks
•legislative and executive action in state and local governments enacting local taxes on bottled water or water extraction, restricting water withdrawal and usage rights from public and private sources, and bans on the commercial sale or government procurement of bottled water in plastic beverage containers could adversely affect our business and financial results;
•sustainability matters may adversely impact our business and reputation;
•we may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution;
•our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products.

Risks Related to Our Indebtedness
•our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness;
•our indebtedness may expose us to substantial risks;
•we may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
•despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
Risks Related to Our Business, Operations, and Growth Strategies
Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
Following the Transaction, the size of our business is larger than the former size of either Primo Water’s or BlueTriton’s businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage the expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. A successful integration will require focusing a substantial amount of resources and management attention to the integration process, which may divert resources and focus from the development and operation of regular business operations. Our business or results of operations could also be adversely affected by any issues attributable to operations that are based on events or actions that occurred before the closing of the Transaction (the "Closing"). The integration process is subject to a number of risks and uncertainties, and no assurance can be given as to the realization of anticipated benefits in full or in part or, if realized, the timing of their realization. If integration is not managed successfully, we may experience interruptions in our business activities, deterioration in our associate and customer relationships, increased costs of integration, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operations. We may experience difficulties in combining corporate cultures, maintaining associate morale, and retaining key associates. There is no assurance that Primo Water’s and BlueTriton’s businesses will be successfully integrated in a timely manner. The challenges involved in the integration of Primo Water’s and BlueTriton’s businesses may include, among other things, the following:
•challenges and difficulties associated with managing the larger, more complex, combined company;
•conforming standards, controls, procedures and policies, and compensation structures between the companies;
•retaining and integrating talent from the two companies, including key personnel and addressing uncertainties of their future, while maintaining focus on expanding and maintaining the business;
•coordinating operations, sales and marketing, and finance;
•consolidating corporate and administrative infrastructures, accounting systems, information technology systems, resources, sourcing and procurement logistics with respect to key raw materials, and optimizing manufacturing locations;
•integrating the workforces and systems of the two companies while maintaining focus on achieving our operating and strategic goals;
•coordinating geographically overlapping organizations;
•addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
•potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with the Transaction;
•performance shortfalls within the business as a result of the diversion of management’s attention caused by completing the Transaction and integrating the companies’ operations;
•difficulties in delivering on our strategy, including the ability of the Transaction to accelerate growth in the combined business;
•the possibility of faulty assumptions underlying expectations about our prospects;
•geopolitical, macroeconomic, and industry factors, including, among other things, epidemics, pandemics, or public health related outbreaks, threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war or other armed conflict, inflation, tariffs, customs duties, and other increases in supply and operating cost; and
•unanticipated changes in applicable laws and regulations.

There can be no assurance that we will be successful as a combined company or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits from the Transaction.
We have no operating or financial history as a combined company and the unaudited supplemental pro forma information elsewhere in this Annual Report is presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction.
Primo Brands was recently incorporated in connection with the Transaction and has no operating history or revenues and the operations of Primo Water and BlueTriton have not previously been managed on a combined basis. The unaudited supplemental pro forma information in Note 3 - Business Combinations within this Annual Report is presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Transaction for a number of reasons. For example, the unaudited supplemental pro forma information has been derived from the historical financial statements of Primo Water and BlueTriton and certain adjustments and assumptions have been made regarding the Company after giving effect to the Transaction. The information upon which these adjustments and assumptions have been made is preliminary, and these types of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the unaudited supplemental pro forma information does not reflect all costs that are expected to be incurred by us in connection with the Transaction. For example, the impact of any incremental costs incurred in integrating Primo Water and BlueTriton is not reflected in the unaudited supplemental pro forma information. As a result, our actual financial condition and results of operations following the Transaction may not be consistent with, or evident from, this unaudited supplemental pro forma information. In addition, the assumptions used in preparing the unaudited supplemental pro forma information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Transaction. Any potential decline in our financial condition or results of operations may cause a significant decrease in our stock price.
We face significant competition in the segment in which we operate.
We participate in the highly competitive beverage and bottled water category of the non-alcoholic beverage industry. We face significant competition in the markets in which we operate: the bottled water and beverage retail business and direct-to-consumer offerings.
With respect to the non-alcoholic beverage category, our products compete primarily on the basis of taste, price, brand image, packaging design, advertising, marketing and promotional activity (including digital), product innovation, efficient production and distribution techniques and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health, wellness and sustainability, and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our principal competitors are local, regional, and national bottled water and beverage businesses, providers of various types of water filtration units and services, and large retailers who have increasingly utilized their distribution networks and significant economies of scale in recent years to introduce and develop private-label branded water. We face significant competition in our business as distribution methods for bottled water and beverages continue to change and evolve and as the consumer landscape shifts into the digital marketplace. We compete against numerous local, regional, and national companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms.
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
We own, or possess the right to use the trademarks we use in connection with the products that we sell, which helps us differentiate our products from those of our competitors and are important to our marketing and branding efforts. The success of our business depends in part on our ability to use our trademarks, including our name and logos, to increase brand awareness and further develop our brand reputation in the market.
We own the major trademarks that are used to identify, market, and sell our products. From time to time, we also use third party trademarks with the permission of these third parties. Protection of our proprietary processes, methods, compounds, and other technologies is also important to our business and enables us to distinguish our products from those of our competitors. In the United States, we own the federal trademark registrations for our major brands, including Poland Spring, Pure Life, Arrowhead, Deer Park, Ice Mountain, Mountain Valley, Ozarka, Primo Water, Saratoga, Sparkletts, Zephyrhills, Ac+ion, and Splash Refresher. We have filed and will continue to file trademark applications to register new trademarks, logos, slogans, and taglines that we believe add value to our business and brands.
Our success depends, in part, on our ability to protect our intellectual property. To protect our intellectual property assets and proprietary rights, we rely on patent, trade secret, copyright and trademark laws, as well as contractual provisions, included in agreements with employees, independent contractors and other third parties who may have access to our intellectual property and confidential information. We also rely on common law and statutory protections afforded to trademarks, trade secrets, and proprietary “know-how.” In addition, we vigorously pursue available legal remedies against any third party that infringes on our intellectual property rights. Failure to protect our intellectual property rights may result in the loss of our brand recognition, valuable technologies or other intellectual property related to our products and brands. We may also have to compensate third parties if we are found to infringe their intellectual property rights.
Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:
•our competitors may independently develop intellectual property that is similar to, or better than, ours;
•employees, contractors or other third parties may breach their confidentiality obligations and the cost of enforcing their obligations may be prohibitive, or those agreements may prove to be unenforceable or provide more limited protection than anticipated;
•adequate remedies may not be available in the event of an unauthorized disclosure of our trade secrets or know-how;
•foreign intellectual property laws may not adequately protect our intellectual property rights;
•our intellectual property rights may be successfully challenged, invalidated, or circumvented.
Further, we cannot provide assurance that any pending patent or trademark applications filed by us will result in an issued patent or trademark, or, if patents are issued to us, that those patents will provide meaningful protection against competitors or competitive technologies. If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights.
Occasionally, third parties may assert that we are, or may be, infringing, violating or misappropriating their intellectual property rights. We intend to defend against any such claims. In some cases we may need to negotiate licenses from such third parties to resolve a dispute, which may not be available at a reasonable cost, if at all. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations. In the event our trademarks, service marks, or trade names are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and any goodwill associated with such trademark, service mark, or trade name and could require us to devote substantial resources to advertising and marketing new brands that, ultimately, may not be successful. If we are found to infringe, violate or misappropriate the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, be required to re-design our products or be required to obtain a license to continue manufacturing or using the affected product, any of which could have a material adverse effect on our business, financial condition or results of operations. A license could be very expensive to obtain, may not be available at all or may only be available on unfavorable terms. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

Insurance and claims expenses associated with our operations could have a material adverse effect on us.
We have high-deductible insurance policies for claims related to automobile liability, workers’ compensation, general liability, employment practice, property, business, and product liabilities. Our outstanding claim liabilities are primarily based on estimated projected costs determined by actuarial methods. The actuarial studies consider all claims filed or reported, the insurance underwriting exposures used, including but not limited to associate count, payroll, sales, vehicle count, and the estimated claims that are incurred but not reported. Projected costs also include a variety of factors and related assumptions such as claims severity, frequency, development time frame, settlement history and patterns, inflation, and medical cost trends, which may be subject to a high degree of variability. Material changes in these factors and mismanagement of claims could result in unfavorable differences between actual costs and our projected deductible reserve estimates. As a result, the liabilities under our insurance deductible program could increase materially in the future, which could adversely affect our operations and financial condition.
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
Our regional spring water brands are sourced from company-owned, leased, or purchased natural springs at over 90 uniquely located sites. The following could cause an increase in the cost of our products or shortages that would likely not allow us to meet market demand: a disruption in the water flow or change in water quality at any one of our water sources (whether from geological shifts or other changes, natural or otherwise), a dispute over water rights, loss of permits or regulatory approvals, increased legal restrictions on water use, access to or delivery of our water sources, increasing pressure to conserve and replenish water in areas of scarcity and stress, access to water that constitutes spring water, decreased water flow at sourcing locations, the classification of water by the FDA or other governmental authorities, or the failure to maintain access to or rights to extract from our water sources. While the Company is not materially dependent upon any single spring source, the potential delivery and price disruptions due to the loss of any one water source or a decline in the volume of water available could significantly disrupt our business and result in incremental costs (such as additional shipping costs) as the Company would be required to transport water from other available spring sources to meet consumer demand.
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
Furthermore, public expectations for reductions in greenhouse gas emissions are rapidly changing and may require us to make additional investments in facilities and equipment, including more fuel-efficient delivery vehicles. In addition, international, federal, state, or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect our business, require additional or different investments or increase the cost of supplies, raw materials, fuel, ingredients and water. If we are unable to meet, or are perceived as unable to meet, public expectations and regulatory developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, face harm to our reputation, or become subject to regulatory scrutiny or third-party claims. As a result, the effects of climate change could have an adverse impact on our business and results of operations.
We may face opposition to the operation and expansion of our facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, from time to time, opposition to the operation and expansion of our operations and facilities from government officials, environmental groups, landowners, tribal or aboriginal groups, local groups, and other activists. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, cease and desist orders, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our activity or assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment, or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, which interrupts the revenues generated by our operations, or that causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite-life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write- downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures will involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, including the Transaction, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We will evaluate the recoverability of recorded goodwill and indefinite-life intangible asset amounts annually, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Any material impairment charges could adversely affect our financial condition and results of operations.
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
In particular, given the recent trend towards growth of sales through e-commerce websites and mobile commerce applications, including through subscription services for beverage delivery and other direct-to-consumer businesses, consumers are increasingly shopping online rather than in the retail setting where our products are offered, and can order beverages through easy on-demand one-time delivery platforms. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends. For example, we recently re-launched Water.com to create an enhanced user experience and are actively developing additional web platforms to better service our customers.
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
Our profitability depends in part on our ability to anticipate and react to changes in packaging, commodity, energy, and other costs. We use various packaging materials in our business, such as PET and recycled PET (“rPET”) for bottles and aluminum cans, and other containers. The prices of these packaging materials, aluminum cans, and other containers are subject to fluctuations beyond our control, such as problems in production or distribution, government regulation, climate conditions, tariffs, labor strikes or shortages, shortages or interruptions in supplies, and depend on market and economic conditions, such as inflation, which has created mid- to high-single digit cost increases in our underlying expenses, including packaging, transportation, and labor costs.
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
Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications, and subscription services, which may result in a shift away from physical retail operations to digital channels. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends.
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
In addition to water, the principal raw materials required to produce our products include PET resin, HDPE and polycarbonate bottles, caps, and preforms, labels, cartons, and trays. Some raw materials and supplies, including packaging materials, such as rPET, may be available from only a limited number of suppliers or a sole supplier, or may be in short supply when seasonal demand is at its peak. We rely upon our ongoing relationships with key suppliers to support our operations.
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
Parties with which Primo Water and BlueTriton have historically done business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with the Company following the Closing. Primo Water’s and BlueTriton’s historical relationships, which we have inherited, may be subject to disruption as persons or entities with whom Primo Water and/or BlueTriton have had a business relationship may have concerns about a larger organization, or otherwise, and may delay or defer certain business decisions or might decide to seek to terminate, change, or renegotiate their relationships with the Company, or consider entering into business relationships with parties other than Primo Brands. These disruptions could have a material adverse effect on our results of operations, cash flows, and financial position now that the Transaction has been completed, including an adverse effect on our ability to realize the expected benefits of the Transaction.
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
We depend on key information systems to accurately and efficiently transact our business, provide information to management, and prepare financial reports. We rely on third-party providers for various networking, application hosting, and related business process services that support our key information systems. Issues with performance by these third parties may disrupt our operations and as a result, our operating expenses could increase, which could negatively affect our results of operations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these systems, or those of our third-party providers, which could result from, among other things, natural disasters, war, terrorism, or other hostile acts, software malfunctions, equipment or telecommunications failures, processing errors, computer viruses, ransomware, phishing, hackers, other security issues or supplier defaults, increased bandwidth requirements, or other events beyond our control. For example, the recent global CrowdStrike outage resulted in interruptions to the availability and functionality of Microsoft applications throughout the Company, which we and our third-party providers rely upon to perform a number of operations. Because we rely on third-party service providers, we may be affected by vulnerabilities to interruptions or other failures that we can neither control nor mitigate.
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
Increased global cybersecurity vulnerabilities, threats, and sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, partners’, suppliers’, and third-party service providers’ respective products, IT Systems and the confidentiality, availability, and integrity of our Confidential Information. Although we attempt to mitigate these risks by employing a number of measures, we remain potentially vulnerable to additional known or unknown threats. For example, the recent global CrowdStrike outage resulted in interruptions to the availability and functionality of Microsoft applications throughout the Company, which we rely upon to perform a number of operations. Despite our efforts to protect our IT Systems and Confidential Information, we may be vulnerable to damage or interruption from (i) earthquakes, fires, floods, hurricanes, and other natural disasters; (ii) power loss, computer system failure, internet and telecommunications, or data network failure; (iii) diverse threat actors, such as state-sponsored organizations, opportunistic hackers, and hacktivists, as well as through diverse attack vectors, such as social engineering/ phishing, malware (including ransomware), computer viruses, misconfigurations, software “bugs,” or glitches; or (iv) theft, misplaced or lost data, programming errors, associate errors, and/or malfeasance.
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
The protection of customer, associate, and company data is critical and is an expanding focus of federal, state, and provincial legislatures and regulators in the United States, Canada, and Europe. For example, the California Consumer Privacy Act of 2018, which came into effect in January of 2020, gives California residents additional data privacy rights, including allowing consumers to opt out of certain data sharing with third parties, and provides an additional cause of action for data breaches. Moreover, the California Privacy Rights Act, which went into effect on January 1, 2023, significantly modified the California Consumer Privacy Act of 2018 (collectively, the “CCPA”), and imposed additional data privacy and protection obligations on certain companies doing business in California. Additionally, the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) impose comprehensive data privacy compliance obligations in relation to our collection and other use of data relating to an identifiable living individual, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the European Economic Area and the United Kingdom.
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, including laws in Virginia, Colorado, Connecticut, Utah, Texas, Montana, Oregon, Delaware, Iowa, New Hampshire, Nebraska, and New Jersey, which creates the potential for a patchwork of overlapping but different state laws. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Controlling

the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. We may be subject to future compliance obligations as other states and provinces consider and adopt similar legislation. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and could require changes to our operating model. Further, such laws may have potentially conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and place added restrictions on our ability to process certain personal information. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties, regulatory fines, and liability to the Company, proceedings (including class actions) against the Company or damage to the Company's reputation, or require the Company to make changes to its business. Any of the foregoing may adversely affect the Company's business, results of operations and financial condition.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.
Our results of operations and the market price of our Class A common stock may be affected by factors different from, or in addition to, those that affected our results of operations. In addition, the market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:
•trends and changes in consumer preferences in the industries in which we operate;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in key personnel;
•our entry into new markets;
•changes in our operating performance;
•investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation;
•guidance, if any, that we provide to the public, any changes in such guidance, or our failure to meet such guidance;
•changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
•downgrades in our credit ratings or the credit ratings of our competitors;
•the sustainability of an active trading market for our Class A common stock;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the inclusion, exclusion, or deletion of our Class A common stock from any trading indices;
•future sales of our Class A common stock by our officers, directors, and significant stockholders, including the selling stockholders;
•other events or factors, including those resulting from system failures and disruptions, hurricanes, pandemics, wars, acts of terrorism, other natural disasters, or responses to such events;
•changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the US and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and pandemics or other public health crises;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•changes in accounting principles.

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
We may issue additional shares of Class A common stock through future offerings, in satisfaction of certain required payments in connection with future acquisitions and due to future issuances pursuant to the Primo Brands Equity Incentive Plan and employee stock purchase program for shares of Class A common stock.
Subject to the terms and conditions of the Stockholders Agreement dated as of November 7, 2024, by and between the Company and Triton Water Parent Holdings, LP (together with any parties joined thereto, the “Stockholders Agreement”), a Delaware limited partnership and the holder of all of the common stock of BlueTriton prior to the Transaction (the “Initial ORCP Stockholder”), we may, from time to time, whether in the ordinary course of business or otherwise, undertake offerings of our shares of Class A common stock or other offerings of securities convertible and/or exchangeable into shares of Class A common stock and we may enter into acquisition agreements, joint venture agreements, or similar agreements under which we may issue Shares in satisfaction of certain required payments or other obligations. We may also issue shares of Class A common stock upon the exercise of stock options or other securities exercisable for shares of Class A common stock. Pursuant to the Primo Brands Equity Incentive Plan, equity incentive awards may be granted to eligible participants in the future that may cause existing stockholders to experience dilution of their ownership interests. In addition, we have adopted an employee stock purchase program pursuant to which shares of Class A common stock may be issued, which may cause existing stockholders to experience dilution of their ownership interests. We cannot predict the size of any future issuances of shares of Class A common stock, the requirement for financing alternatives or opportunities (which will remain at the discretion of our Board and management team), or the effect that future issuances and sales of shares of Class A common stock may have on the market price of the Class A common stock. Issuance of a substantial number of additional shares of Class A common stock or securities convertible and/or exchangeable for shares of Class A common stock, or the potential for such issuances, may adversely affect prevailing market prices for the Class A common stock. With any additional issuance of shares of Class A common stock, investors may suffer dilution (in some cases which may be a material dilution, depending on the quantum of shares of Class A common stock that are issued or issuable) to their overall voting power and we may experience dilution in our earnings per share.
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
Shares of our Class A common stock that were issued to the former securityholders of Primo Water pursuant to the Arrangement are freely tradable under U.S. federal securities laws except by persons who are, or within 90 days prior to the consummation of the Arrangement were, “affiliates” (as defined in Rule 144 under the Securities Act (“Rule 144”)) of Primo Brands. Persons who may be deemed to be affiliates of an issuer generally include individuals or entities that control, are controlled by, or are under common control with, the issuer, whether through the ownership of voting securities, by contract or otherwise, and generally include executive officers and directors of the issuer as well as the principal stockholders of the issuer. Any such shares of our Class A common stock issued pursuant to the Arrangement and held by such an affiliate (or, if applicable, former affiliate) will be subject to certain restrictions on resale imposed by the Securities Act, such that they may not resell such securities in the absence of registration under the Securities Act or an exemption from such registration, if available, such as the exemption contained in Rule 144.

As of February 21, 2025, the shares of Class A common stock held by the Initial ORCP Stockholder and any of its permitted transferees pursuant to the Stockholders Agreement (the “Sponsor Stockholders”) represented 57.5% of the total outstanding shares of our Class A common stock. Such shares are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale following the Transaction. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Pursuant to the Stockholders Agreement, the Sponsor Stockholders may request that we conduct a registered offering of their shares of Class A common stock.
The market price of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
The shares of Class A common stock covered by any applicable registration statements represent a substantial percentage of the outstanding shares of Class A common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Class A common stock of Primo Brands to decline significantly, and certain selling stockholders still may receive significant proceeds.
Upon effectiveness of any applicable registration statements, or upon satisfaction of the requirements of Rule 144, the Sponsor Stockholders may sell large amounts of our Class A common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in or putting significant downward pressure on the price of the Class A common stock. Additional sales of a substantial number of shares of Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on Primo Brands’ stock price and could impair its ability to raise capital through the sale of additional stock. In addition, 58,000,000 shares of Class A common stock held by the Sponsor Stockholders are pledged as security for a margin loan entered into by the Sponsor Stockholders. In an event of default under the margin loan agreement, the lenders may sell the shares pledged as security for the margin loan, which may, in certain circumstances, include sales in the open market, as well as hedging sales.
Sponsor Stockholders own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders.
The Sponsor Stockholders, which are controlled by affiliates of One Rock Capital Partners, LLC (“ORCP” and together with its affiliates, the “ORCP Group”), hold approximately 57.5% of the voting power for the election, appointment, or removal of directors of the Company. So long as the ORCP Group continues to directly or indirectly own a significant amount of the voting power of the Company, the ORCP Group will continue to be able to strongly influence or effectively control the business decisions of the Company. In particular, pursuant to the terms of the Stockholders Agreement, the Sponsor Stockholders designated seven directors of the Board and have the right to designate an eighth director. As a result, ORCP or its designees to the Board will have the ability to influence the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation, and may exercise their voting and other rights in a manner that may be adverse to the interests of other stockholders. In addition, certain actions will require approval of a supermajority of the Board or the consent of the Sponsor Stockholders. Consequently, if there is no agreement among the directors comprising the Board or between the Company and the Sponsor Stockholders, we may be prevented from taking actions that may be viewed by other stockholders as beneficial or desirable.
Pursuant to the terms of the Stockholders Agreement, for so long as the Sponsor Stockholders own at least 30% of the outstanding shares of our Class A common stock, the prior written approval of the Sponsor Stockholders will be required in order for the Company to declare or pay dividends to stockholders on a non-pro rata basis or in excess of $175.0 million in the aggregate in any fiscal year, redeem or repurchase equity securities in most instances, incur indebtedness for borrowed money that would cause the total net leverage ratio of the Company to exceed 3.5x (other than certain incurrences under our existing debt agreements), and other transactions. It is possible that the Sponsor Stockholders may have interests that are different from other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests.
Furthermore, the ORCP Group is in the business of making investments in companies and may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the other stockholders. In addition, the ORCP Group may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with the Company.

We are considered a “controlled company” within the meaning of the NYSE listing requirements and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
Based on the current ownership of Class A common stock owned by the ORCP Group, we are considered a “controlled company” for the purposes of the NYSE listing requirements. As such, we qualify for exemptions from certain corporate governance requirements.
The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We currently do not expect to rely on these exemptions and instead rely on exemptions for newly public companies. However, for as long as we remain, a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result, we may not be subject to certain corporate governance requirements, including that a majority of our Board of Directors consists of “independent directors,” as defined under the rules of the NYSE. In addition, we would not be required to have a Nominating and Corporate Governance Committee or Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the Nominating and Corporate Governance and Compensation Committees. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We may not issue a quarterly dividend in the future and stockholders may never obtain a return on their investment.
While we expect to make quarterly cash dividends on shares of our Class A common stock, there can be no assurance that we will declare quarterly dividends in the future. The declaration and payment of future dividends on our shares of Class A common stock is subject to, among other things, the discretion of our Board, the best interests of our stockholders, our results of operations, cash balances, and future cash requirements, financial condition, statutory regulations, and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time as well as in our Stockholders Agreement. If cash dividends on our shares of Class A common stock are not paid, stockholders will need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
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
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of sustainability or environmental, social and governance (“ESG”) matters by a variety of stakeholders, including investors, consumers, associates, regulators, environmental activists, and other third parties. In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to sustainability matters. For example, we may be subject to the disclosure requirements based upon the International

Sustainability Standards Board’s sustainability and climate disclosure standards by Australia, Brazil, Bolivia, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Hong Kong, India, Japan, Malaysia, Mexico, New Zealand, Saudi Arabia, Singapore, South Korea, Switzerland, Türkiye, United Kingdom, and other jurisdictions if adopted. In addition, we may be subject to select disclosure requirements or other regulations regarding greenhouse gas metrics, climate risks, use of offsets, and emissions reduction claims for example those enacted by the State of California including Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. public and private entities with annual revenues greater than $1 billion doing business in California to publicly report their greenhouse gas emissions, and / or Senate Bill 261 (The Climate-Related Financial Risk Act) requiring U.S. entities with annual revenues over $500 million to bi-annually disclose climate-related financial risks and their mitigation strategies. We may also be subject to the SEC’s climate disclosure rules, if enforced by the SEC leadership and if such rules survive litigation pending in the Eighth Circuit Court of Appeals challenging them. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance.
Separately, various regulators have adopted, or are considering adopting, regulations or guidance on environmental marketing claims, including but not limited to the use of “carbon neutral,” “sustainable,” “eco-friendly,” “compostable,” “recyclable,” or similar language in product marketing. For instance, the FTC has issued its Green Guides which provide guidance on environmental marketing claims. The FTC is currently in the process of updating the Green Guides, which updates may impact our ability to make future environmental marketing claims as we currently do or result in future litigation as compliance with the Green Guides are embedded in certain U.S. state consumer protection statutes. That or any other regulation or guidance may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products and, in turn, may adversely impact our business, financial condition, and results of operations. Sustainability and ESG matters have also been the subject of increased focus by regulators, including in the United States, which may expose us to potential, and possibly inconsistent, regulatory scrutiny or enforcement actions related to our sustainability and ESG activities.
Further, organizations that provide information to investors on corporate governance matters have developed ratings processes for evaluating companies on their approach to sustainability and ESG matters. Unfavorable ESG ratings could lead to negative investor sentiment towards us or our industry, which could negatively impact our stock price as well as our access to and cost of capital.
Moreover, we have engaged, and expect to continue to engage, in certain voluntary initiatives (such as voluntary disclosures or setting goals) to improve the ESG profile of our Company and/or our products. However, such initiatives may be costly and may not have the desired effect. For example, PET is a recyclable material, and we encourage our customers and consumers to recycle bottles and packaging that contain it. However, not all PET is recycled due to a lack of recycling infrastructure. This can help perpetuate the idea that PET plastic creates waste, rather than a discussion around the lack of infrastructure in place to facilitate recycling. Overall, execution of our ESG strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability-related goals, which could damage our reputation and consumer and other stakeholder relationships. Additionally, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to timely achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, sustainability, or ESG matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. For example, there have been increasing allegations of greenwashing against companies in our industry making sustainability-related claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve.
In light of stakeholders’ increased focus on sustainability matters, there can be no certainty that we will manage such issues successfully. This could negatively impact our ability to access capital and could lead to risk of litigation or reputational damage relating to our sustainability policies or performance. Our reputation may be harmed if certain stakeholders, such as our clients, stockholders or other third parties, believe that we are not adequately or appropriately responding to sustainability, climate change, or ESG matters or excessively factoring in sustainability, climate change, or ESG matters.
Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
We may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution.
The conduct of our business and the demand for our products are subject to various laws and regulations administered by federal, provincial, state, and local governmental authorities and agencies in the United States, Canada, the United Kingdom, and Israel. If our business expands into new markets, we may be subject to additional laws and regulations. We have incurred and may incur significant costs and delays in order to attain or maintain compliance with these legal requirements, or may fail to maintain or acquire necessary licenses, leases, and permits. These laws and regulations may impose numerous obligations that are applicable to our operations, including, but not limited to, the acquisition of permits before commencing regulated activities.
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
In response to these concerns, the United States and many other jurisdictions have also imposed or are considering imposing regulations or policies designed to increase the sustainability of packaging, encourage waste reduction, improve recycling collection, enhance the waste management/recycling infrastructure, or restrict the sale of products in certain plastic packaging. These regulations and policies vary in scope, and include taxes or fees designed to incentivize behavior and restrictions or bans on certain products and materials. For example, 25 countries in the European Union have established extended producer responsibility (“EPR”) policies, which make manufacturers such as us responsible for the costs of recycling beverage and food packaging after consumers have used them. EPR policies have been enacted by five states in the United States and are also being contemplated in other jurisdictions in the United States and around the world. In addition, a number of states in the United States as well as some Canadian provinces and most EU member countries have a bottle deposit return system in effect. This is a form of EPR that requires a deposit charged to consumers to incentivize the return of the beverage container and shifts recycling costs to industry. Further, certain jurisdictions have imposed or are considering imposing other types of regulations or policies, including packaging taxes, requirements for bottle caps to be tethered to the plastic bottle, minimum recycled content mandates (which would require packaging to include a certain percentage of post-consumer recycled material in a new package) and even bans on the use or sale of single-use plastics like plastic beverage containers. These laws and regulations have in the past and could, in the future, increase the cost of our products, reduce consumer demand and overall consumption of our products, or result in negative publicity, resulting in adverse effects on our business, financial condition, or results of operations.
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
Selling food and beverages for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or involving our suppliers or manufacturers, could result in the discontinuance of sales of these products or cessation of our relationships with such suppliers and manufacturers, or otherwise result in increased operating costs, lost sales, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our manufacturing or co-packing partners, our distributors or our retail customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. For example, BlueTriton initiated a voluntary recall of approximately 304,470 cases of spring water in July 2023 due to bromate levels exceeding FDA’s standards. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors, retail customers and shelf space or e-commerce prominence, and a potential negative impact on our ability to attract new customers and consumers, and our ability to maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to affect a recall quickly and effectively, or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.
In addition, food and beverage companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. The FDA enforces laws and regulations, such as the Food Safety Modernization Act, which require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, results of operations and cash flows. Most areas in which we operate have comparable regulations that we endeavor to comply with, but any failure to meet regulators’ or customers’ expectations could impact our business in these markets and have a material adverse effect on our reputation as well as our business, financial condition, results of operations and cash flows.
Litigation or legal proceedings could expose us to significant liabilities, restrict our access to water sources, and damage our reputation.
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings. We are or may be subject to proceedings across a variety of matters, including matters involving stockholder class actions, product liability, water rights, tax audits, unclaimed property audits and related matters, employment, and others. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly with respect to class action lawsuits and regulatory actions, is difficult to assess or quantify. Significant legal proceedings, including those discussed in Note 23, “Commitments and Contingencies” to the Consolidated Financial Statements in this Annual Report, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations, or liquidity.
We have inherited and may be subject to various litigation claims and legal proceedings, including those relating to product liability and label claims. For example, one of our subsidiaries is currently defending against a lawsuit originally filed against the entity formerly known as Nestlé Waters North America, Inc. (“Nestlé Waters”) arising from the sale and marketing of our Poland Spring branded water. The lawsuit alleges common law fraud, violations of certain consumer protection laws in nine states and, for home and office customers, breach of contract. We believe the plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. For additional information about this case, see Note 23, “Commitments and Contingencies” to the Consolidated Financial Statements in this Annual Report. This litigation may subject us to substantial costs and divert resources and the attention of management from our business. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business. In addition, from time to time we are subject to litigation claims and legal proceedings relating to water rights. If we are subject to cease and desist orders from regulators regarding certain water sources and related operations, such orders could be material to our business if our access to either is restricted or prohibited for any period of time.
We may establish a reserve, as appropriate, based upon assessments and estimates in accordance with our accounting policies, and we have also asserted insurance claims where appropriate. We base our assessments, estimates, and disclosures on the information available to us at the time, and rely on legal and management judgment. Actual outcomes or losses or any recoveries we may receive from insurance may differ materially from assessments and estimates. Furthermore, actual settlements, judgments, or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim by a regulator that prohibits our use of water from a water source or operations, or a successful claim against us or a settlement agreement that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments and could result in our having to make changes to our business and operations, which could negatively affect our business, financial condition, and results of operations.

We could be exposed to increased litigation, and other liabilities as a result of the Transaction, which could have an adverse effect on our business and operations.
The Transaction and the integration of BlueTriton and Primo Water may subject the Company to liabilities that may have existed at BlueTriton or Primo Water prior to the Closing or may arise following the Closing, some of which may be unknown or unexpected. Although the parties to the Transaction have conducted due diligence on the operations of BlueTriton and Primo Water, there can be no guarantee that such parties are aware of or have accurately assessed all liabilities of BlueTriton. These liabilities, and any additional risks and uncertainties related to the Transaction not currently known to the parties or that the parties previously deemed immaterial or unlikely to occur, could negatively impact the Company business, financial condition, and results of operations, including profitability. Further, each of BlueTriton’s and Primo Water’s business is different in certain ways from the other, and our results of operations may, as a result, be affected by factors that differ from those currently affecting BlueTriton’s or Primo Water’s results of operations on a previously standalone basis. As a result of the Transaction, we may be exposed to increased litigation from stockholders, customers, suppliers, consumers, and other third parties due to the combined company’s business following the Closing. Any such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations.
The legal and regulatory environment in the jurisdictions in which we operate, changes thereto and our ability to comply with the same could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.
As a producer and distributor of water and beverages, we must comply with various federal, state, provincial, local, and foreign laws relating to the extraction, production, packaging, quality, labeling, and distribution of our products. We are also subject to various federal, state, provincial, local, and foreign environmental and health and safety laws and regulations, including those governing our workplaces and locations where our products are distributed. Our bottled water must meet FDA or parallel foreign requirements of safety for human consumption, labeling, processing, and distribution under sanitary conditions and production in accordance with FDA’s current “good manufacturing practices.” In addition, the public drinking water we source must meet the standards of the EPA and/or those of similar federal, state, provincial, local, or foreign governmental bodies. Further, any claims we make in marketing our products are subject to the advertising and promotion requirements and restrictions. We also must meet state regulations in a variety of areas, including standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. In addition, certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for transportation of hazardous substances to disposal or treatment facilities.
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
Many of the tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service (the “IRS”) or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any internal corporate claims and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, associates, or stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the following types of proceedings: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to the Company or to our stockholders; (iii) any action, suit, or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”) or our certificate of incorporation or bylaws (as either may be amended from time to time); (iv) any action, suit, or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; or (v) any action in the right of the Company asserting a claim as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, which for purposes of this risk factor is referred to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act. Our bylaws provide that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint, which for purposes of this risk factor is referred to herein as the “Federal Forum Provision.” There is uncertainty as to whether a court would enforce such a provision. In addition, our organizational documents provide that any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision. Notwithstanding the foregoing, the Delaware Forum

Provision and the Federal Forum Provision do not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Nothing in our certificate of incorporation or bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
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
Our ability to use certain tax attributes may be or become subject to limitation.
As of December 31, 2024, BlueTriton had no U.S. federal net operating loss carryforwards and state and Canadian net operating loss carryforwards of approximately $0.6 million and $24.1 million, respectively, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”), of approximately $513.9 million. As of December 31, 2024, Primo Water and its subsidiaries had approximately $53.9 million of U.S. federal net operating loss carryforwards, $7.6 million of state net operating loss carryforwards and $99.2 million of Canadian net operating loss carryforwards, and disallowed interest expense carryforwards under Section 163(j) of the IRC, of approximately $56.1 million.
Our ability to utilize any federal net operating carryforwards and disallowed interest expense carryforwards may become limited under Section 382 of the IRC. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased in certain situations. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards.
All of the U.S. federal net operating loss carryforwards attributable to Primo Water are subject to pre-existing limitations under Section 382 of the IRC that were triggered before any additional limitations arising in connection with the Transaction. Although we expect that an additional "ownership change" resulting in a Code Section 382 limitation on the U.S. tax attributes attributable to Primo Water was triggered as a result of the Transaction, we do not expect such ownership change to meaningfully impact the annual utilization amount of such U.S. federal net operating losses, or of any disallowed interest expense carryforwards under Section 163(j) of the IRC, of Primo Water that existed immediately prior to the Transaction. We have not completed a study to determine whether an “ownership change” was triggered as a result of the Transaction with respect to the disallowed interest expense carryforwards attributable to BlueTriton prior to the Transaction, which in turn would result in a limitation under Section 382 of the IRC with respect to such carryforwards. Further, future sales of our stock (including with respect to Class A common stock subject to registration hereunder) could potentially result in an ownership change for purposes of Section 382 of the IRC, and the effect that such an ownership change could have on our ability to utilize our tax attributes will depend on the facts at the time of such ownership change.
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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complex and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Changes to our business model and accounting methods, principles, or interpretations could result in significant changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results and may require that we change how we process, analyze, and report financial information and our financial reporting controls. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.
Significant demands have been placed on our financial controls and reporting systems as a result of the Transaction.
There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated in connection with the Transaction and significant demands have been placed on our managerial, operational, and financial personnel and systems. Our future operating results may be affected by the ability of our officers and key associates to manage changing business conditions and to implement, expand, and revise our operational and financial controls and reporting systems in response to the Transaction.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses. Significant estimates and judgments involve: those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, inventory reserves, realization of deferred income tax assets, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible assessments, and the incremental borrowing rate related to lease obligations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we do not expect to generate sufficient cash flows from operations or have future borrowings available under the New Revolving Credit Facility (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report), or our other debt instruments to enable us to repay the entirety of our indebtedness at maturity. If we do not generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our indebtedness, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise sufficient amounts of funding to repay these obligations or to refinance on beneficial terms at maturity would adversely affect our financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.” of this Annual Report.
Subject to the limits contained in the Amended Credit Agreement the New Secured Notes Indenture and the New Unsecured Notes Indenture (all as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report), and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions or for other purposes. If we do so, the risks related to our substantial level of debt would further increase. Specifically, our substantial indebtedness could negatively impact our business, including:
•making it more difficult for us to satisfy our obligations under our debt instruments, and events of default could result if we fail to comply with these obligations;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments, or acquisitions or other general corporate purposes;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments, or acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Amended Credit Agreement, are at variable rates of interest;

•limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures in order to generate cash proceeds necessary to satisfy our debt obligations;
•impairing our ability to obtain additional financing in the future;
•preventing us from raising the funds necessary to repurchase all New Notes (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report) tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the indenture governing the New Secured Notes Indenture and New Unsecured Notes Indenture (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report);
•placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete;
•increasing our cost of borrowing or limiting our ability to refinance indebtedness.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations in respect of our outstanding debt.
Our indebtedness may expose us to substantial risks.
As of December 31, 2024, we had $5,028.1 million in total debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends, or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all and to the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, our actual cash requirements in the future may be greater than expected. We do not expect that our business will generate sufficient cash flow from operations, nor can we assure you that future borrowings will be available to us in amounts sufficient to enable us to pay the entirety of our indebtedness at maturity or to fund our other long-term liquidity needs.
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
We may, in the future, wish to repay or refinance some of our debt obligations on an opportunistic basis. However, disruptions in the credit markets or uncertainty in the United States or elsewhere could result in a tightening of financial markets. As a result of financial market turmoil, we may not be able to obtain the necessary funding to refinance our existing debt obligations on favorable terms (or at all). If we are unable to successfully refinance our obligations on reasonable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to us.
Our credit ratings are subject to ongoing evaluation.
As a result of the Transaction, Primo Water Holdings Inc. and Triton Water Holdings, Inc., the issuers of the outstanding debt of Primo Water and BlueTriton, respectively, became wholly owned subsidiaries of the Company. The outstanding debt of both Primo Water and BlueTriton has been periodically rated by nationally recognized credit rating agencies. As a result of the Transaction, BlueTriton received an upgrade to the rating of its debt and the rating of Primo Water’s debt did not change. In addition, the Company was issued credit ratings in connection with the public announcement of the Transaction. The credit ratings of BlueTriton, Primo Water, and the Company may be adversely affected by various factors including increased debt levels, decreased earnings, declines in customer demands, increased competition, and the deterioration in general economic and business conditions. The credit rating of BlueTriton, Primo Water, and the Company are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that such ratings will be maintained in the future. Downgrades in BlueTriton’s, Primo Water’s, or the Company’s ratings could adversely affect our business, cash flows, availability of capital, cost of capital, financial condition, operating results, and stock and debt prices.
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
We do not expect to be able to generate sufficient cash flows from operations to repay all of our indebtedness at maturity and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our inability to generate sufficient cash flows to repay our debt obligations at maturity, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position, and results of operations and our ability to satisfy our debt obligations. If we do not generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our indebtedness, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise sufficient amounts of funding to repay these obligations or to refinance on beneficial terms at maturity would adversely affect our financial condition. Additionally, if we cannot make scheduled payments on our debt, we will be in default under our debt agreements. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default could permit our lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness and we could be forced into bankruptcy or liquidation.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors beyond our control. We do not expect to maintain a level of cash flows from operations sufficient to permit us to repay all of our indebtedness at maturity.
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
As of December 31, 2024, we had $5,028.1 million in total debt outstanding. However, we and our subsidiaries may incur significant additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness

(including, among others, trade payables and other expenses incurred in the ordinary course of business). Furthermore, as of February 12, 2025, we had available borrowing capacity under the New Revolving Credit Facility (as defined herein) of $750 million. Additionally, pursuant to our debt agreements, we have the option to raise incremental term loans or increase commitments under our New Revolving Credit Facility by certain amounts pursuant to the credit agreements governing such facilities. If new debt is added to our current debt levels, the related risks that we now face would increase.
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
Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries to:
•incur additional indebtedness, guarantee indebtedness, or issue disqualified stock;
•pay dividends on, redeem or repurchase stock, or make other distributions in respect of capital stock and make other restricted payments;
•prepay, redeem, or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•transfer, lease, or sell certain assets;
•create or permit to exist certain liens;
•enter into certain transactions with affiliates;
•operate together on other than an arm's length basis;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
•agree to dividend or other payment restrictions affecting our restricted subsidiaries; and
•designate restricted and unrestricted subsidiaries.
As a result of all of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
Furthermore, our ability to borrow under the New Revolving Credit Facility (as defined herein) is limited by a borrowing base and may be restricted by the agreements governing our indebtedness. Under certain circumstances, the New Revolving Credit Facility require us to comply with a minimum interest coverage ratio and a minimum leverage ratio and may require us to reduce debt or take other actions in order to comply with such ratios.
A breach of the covenants under our debt agreements could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under our credit facilities would permit the lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or holders of the New Secured Notes or the New Unsecured Notes (both as defined herein) accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
Periods of uncertainty in the financial markets and adverse economic conditions could have a number of different effects on our business, including:
•a reduction in consumer spending and demand for our products, which could result in a reduction in our sales volume;
•a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;
•an increase in counterparty risk; and

•restricted access to capital markets that may limit our ability to take advantage of business opportunities.
If economic conditions deteriorate, our industry, business, and results of operations could be materially and adversely affected.
In recent years, global financial events have resulted in the consolidation, failure, or near failure of a number of institutions in the banking, insurance, and investment banking industries, and have substantially reduced the ability of companies to obtain financing. These events also adversely affected the financial markets. These events could continue to have a number of different effects on our business, including: a reduction in consumer spending, which could result in a reduction in our sales volume; a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow; an increase in counterparty risk; an increased likelihood that one or more members of our banking syndicate may be unable to honor their commitments under our Amended Credit Agreement; and restricted access to capital markets, which may limit our ability to take advantage of business opportunities. In addition, we deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of recovery. The failure of a financial institution at which our customers, distributors, suppliers, and other third parties with whom we do business maintain cash balances could have a negative impact on our customers, distributors, suppliers and other third parties with whom we do business’ ability to purchase and distribute our product. Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management, Strategy and Governance
The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through comprehensive security measures including our technology tools, internal management and external service providers.
The Company’s Chief Information Security Officer (“CISO”) is responsible for assessing, identifying, and managing our risks from cybersecurity threats. This individual has over 30 years of experience in information security positions. Our CISO holds the Certified in Risk and Information Systems Control ("CRISC") certification from the Information Systems Audit and Control Association, a leading independent cybersecurity association.
Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee holds periodic discussions with management regarding the Company’s guidelines and policies with respect to cybersecurity risks and receives regular reports regarding such risks and the steps management has taken to monitor and control any exposure resulting from such risks. Our CISO also leads an annual review and discussion with the full Board of Directors dedicated to the Company’s cyber risks, threats, and protections and provides updates throughout the year, as warranted.
We have processes and a risk-based approach that align with the National Institute of Standards and Technology Cybersecurity Framework. Our information security program includes, among other aspects, vulnerability management, antivirus and malware protection, encryption and access control, and employee training. The CISO reviews emerging threats, controls, and procedures as part of assessing, identifying, and managing risks. This review aids in the identification of material breaches at other companies, including our third-party service providers. The CISO also discusses trends in cyber risks and our strategy to defend our information against cybersecurity incidents with our Audit Committee and executive leadership team on a regular basis, in addition to the annual review and discussion with the full board.
In addition to our dedicated information security and technology teams monitoring our daily operations, we engage independent third-party cybersecurity providers for managed systems security, endpoint detection and response, and threat and vulnerability management. Regular communication with these providers aids in the identification and remediation of potential threats, and we regularly review our relationships with and services from these providers against industry standards and evolving cybersecurity threats.
We also endeavor to apprise employees of emerging risks and require them to undergo annual security awareness trainings and supplemental trainings as needed. All employees undergo annual training and there are additional trainings for certain roles and functions. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the trainings and assess the need for additional training.

Material cybersecurity incidents are required to be reported to the Board of Directors and to the SEC on Form 8-K. Our systems and services are vulnerable to interruptions or other failures resulting from cybersecurity attacks, such as computer viruses, ransomware, phishing, hackers, or other security issues. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. An interruption or cybersecurity breach, disruption or misuse of our information systems, or the information systems of our third-party service providers, could have a material negative effect on our business, financial condition and results of operations but we have processes in place to mitigate these risks. As of the date of this report, in the past twelve months, we have not experienced material business disruption, monetary loss, and/or data loss as a result of phishing, business email compromise or other types of attacks, and we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we cannot guarantee that material incidents will not occur in the future.

ITEM 2.	PROPERTIES
Our business is supported by our extensive manufacturing and distribution network. Our manufacturing footprint encompasses 71 strategically located manufacturing and production facilities and 276 branch distribution and warehouse facilities. Our facilities are used to support our operations and are suitable and adequate to carry out our business at expected capacity for the foreseeable future. The facilities and square footage amounts noted below do not include vacant or underutilized properties.
The following table is a summary of our properties as of December 31, 2024 and excludes properties classified as discontinued operations:

(square feet in millions)	Total
	Count	Sq Ft.
Manufacturing and Production
Owned	26	5.4
Leased[1]	45	6.8
	71	12.2
Branch Distribution and Warehouses
Owned	40	0.7
Leased[1]	236	8.7
	276	9.4
Office Space
Leased[1]	7	0.4
	7	0.4
Total	354	22.0
______________________
1    Lease terms for non-owned properties expire between 2025 and 2040.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. With the exception of the putative class action against Nestlé Waters commenced by Mark Patane and 11 other named plaintiffs in the U.S. District Court in the District of Connecticut, as described in Note 23. "Commitments and Contingencies" to this Annual Report on Form 10-K, we are not currently a party to any other material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 28, 2025. Our officers do not serve for a set term.

Executive Officer	Office	Age
Robbert Rietbroek	Chief Executive Officer and Director	51
David Hass	Chief Financial Officer	46
Jason Ausher	Chief Accounting Officer	51
Robert Austin	Chief Operating Officer	55
Marni Morgan Poe	General Counsel & Corporate Secretary	55
Hih Song Kim	Chief Administrative Officer & Assistant Corporate Secretary	60
•Robbert Rietbroek has served as our CEO since the Closing. He served as the CEO and a member of the Board of Directors of Primo Water from January 2024 to November 2024. Mr. Rietbroek is a seasoned executive with more than 25 years of experience at Fortune 500 companies, including five years as Senior Vice President and General Manager responsible for Quaker Foods North America, a reported sector of PepsiCo, a global food manufacturer. Prior to his role at Quaker, Mr. Rietbroek was a Senior Vice President and General Manager PepsiCo Australia and New Zealand. Before his tenure at PepsiCo, Mr. Rietbroek served as Vice President and General Manager Australia, New Zealand, Pacific Islands and Vice President and Global Sector Leader Baby and Child Care at Kimberly-Clark. Mr. Rietbroek is well qualified to serve on our Board of Directors because of his experience with Primo Water, including in his capacity as CEO.
•David Hass has served as our Chief Financial Officer since the Closing. Mr. Hass served as Chief Financial Officer of Primo Water from January 2023 to November 2024. Prior to his appointment as Primo Water’s Chief Financial Officer, Mr. Hass served as Chief Strategy Officer for Primo Water from 2020 to 2023. From 2011 to 2020, Mr. Hass served in various roles with Legacy Primo, including Chief Strategy Officer, Vice President of Strategy, Vice President of Financial Planning & Analysis (FP&A), as well as General Manager of the Canadian Business Unit and the Water Direct Business Unit.
•Jason Ausher has served as our Chief Accounting Officer since the Closing. He served as Chief Accounting Officer of Primo Water from May 2015 to November 2024. Prior to his appointment with Primo Water, from 2011 to 2015, Mr. Ausher served as Primo Water’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as Primo Water’s Corporate Controller, and from 2008 to 2010, he held the position of Controller for Primo Water’s U.S. Business Unit.
•Robert Austin has served as our Chief Operating Officer since the Closing. He previously served as Chief Operating Officer of BlueTriton from June 2023 to November 2024. Prior to serving as Chief Operating Officer, Mr. Austin served as President of BlueTriton from 2022 to 2023 and Vice President of Field Operations from 2021 to 2022 at BlueTriton’s ReadyRefresh segment. From 2006 to 2021, Mr. Austin served in several leadership roles for ReadyRefresh at Nestlé Waters, including serving as Senior Director of Supply Chain – ReadyRefresh and National Operations Manager – Retail Direct for ReadyRefresh.
•Marni Morgan Poe has served as our General Counsel and Corporate Secretary since the Closing. Ms. Poe served as Primo Water’s Chief Legal Officer and Secretary from 2010 until November 2024. Prior to her appointment at Primo Water, Ms. Poe served as Primo Water’s Corporate Counsel from 2008 to 2010.
•Hih Song Kim has served as our Chief Administrative Officer and Assistant Corporate Secretary since the Closing. She previously served as the Executive Vice President, Chief Legal Officer, and Corporate Secretary of BlueTriton from July 2021 to November 2024. From 2019 to 2021, Ms. Kim served as Senior Vice President and General Counsel of Kaplan Test Prep, a subsidiary of Graham Holdings Company. Prior to that role, Ms. Kim served as Senior Vice President and General Counsel of Stoli Group (USA), LLC, a producer and distributor of spirits, wines, and non-alcoholic beverages. In 2023, Ms. Kim was elected to serve as Chair of the IBWA’s board of directors, where she previously served as Vice Chair.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NYSE under the ticker symbol “PRMB.”
As of February 21, 2025, we had 30 Class A stockholders of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. As of February 21, 2025, we had no shares of Class B common stock outstanding.
Our Board of Directors had declared a cash dividend of $0.09 per share of outstanding Classes A and B common stock of the Company during the fourth quarter of 2024, for an aggregated amount of approximately $34.4 million. We intend to pay a regular quarterly dividend on our Class A common stock subject to, among other things, the best interests of our stockholders, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in our debt agreements as well as other factors that our Board of Directors may deem relevant from time to time.
There are certain restrictions on the payment of dividends under our Amended Credit Agreement and the indentures governing our outstanding notes. Such restrictions allow us to pay dividends only under certain amounts in a given year or otherwise subject to certain restrictions, such as there being no existing default or event of default that would occur under such debt agreement as a result of such distribution and the compliance with certain leverage ratios contained in the applicable debt agreement. In addition, our Stockholders Agreement provides that, for so long as the ORCP Group own at least 30% of the outstanding shares of the Company’s Class A common stock, the prior written approval of the ORCP Group will be required before we can declare or pay dividends to stockholders on a non-pro rata basis or in excess of $175 million in the aggregate in any fiscal year.
The Amended Credit Agreement and the indentures governing our outstanding notes are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.
Stockholder Return Performance Graph
The following graph shows changes between November 11, 2024 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2024 in the value of $100, assuming reinvestment of dividends, invested in: (i) our Class A common stock; (ii) the S&P 400 Index; (iii) the peer group, which consists of publicly-traded companies in the beverage, other consumer packaged goods and route-based service industries, comprised of: The Boston Beer Company, Inc., Campbell Soup Company, Clean Harbors, Inc., Coca-Cola Consolidated, Inc., Flowers Foods, Inc., General Mills, Inc., The Hershey Company, the J.M. Smucker Company, Keurig Dr. Pepper Inc., Lamb Weston Holdings, Inc., Molson Coors Beverage Company, Monster Beverage Corporation, Post Holdings, Inc., Waste Connections, Inc., WK Kellogg Co, and XPO, Inc. The closing price of Primo Brands’s Class A common stock as of December 31, 2024 was $30.77 on the NYSE. The following table is in US dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN
130.00
120.00
110.00
100.00
90.00
11/11/2024
11/30/2024
12/31/2024
Primo Brands Corporation
S&P 400
Peer Group

 ASSUMES $100 INVESTED ON NOVEMBER 11, 2024
ASSUMES DIVIDENDS REINVESTED
PERIOD DECEMBER 31, 2024

Company / Market / Peer Group	November 11, 2024	November 30, 2024	December 31, 2024
Primo Brands Corporation	$100.00	$117.80	$127.09
S&P 400	$100.00	$102.20	$94.92
Peer Group	$100.00	$102.05	$95.87
Issuer Purchases of Equity Securities
The Company did not have a stock repurchase program during 2024. During the quarter ended December 31, 2024 the Company withheld 333,560 shares, at an average price of $31.09, from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards.
Unregistered Sales of Equity Securities.
Other than with respect to the previously-disclosed securities issued in connection with the Transaction, the Company did not issue any equity securities that were not registered under the Securities Act during the period covered by this Annual Report.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 “Financial Statements And Supplementary Data” of this Annual Report. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
Overview
Primo Brands is a leading North American branded beverage company with a focus on healthy hydration, delivering responsibly and domestically sourced diversified offerings across products, formats, channels, price points and consumer occasions, distributed in every state and Canada.
We have an extensive portfolio of highly recognizable, responsibly sourced and conveniently packaged branded beverages distributed across more than 200,000 retail outlets, including established billion-dollar brands (which are our brands that generate more than $1 billion in annual net sales), Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo WaterTM and Sparkletts®, and flavored and enhanced brands like AC+ION® and Splash RefresherTM. These brands are sold directly across retail channels, including mass food, convenience, natural, drug, wholesale, distributors and home improvement, as well as food service accounts in North America. We also have extensive direct-to-consumer offerings with our industry-leading line-up of innovative water dispensers, which create customer and consumer connectivity through recurring water purchases across our Water Direct, Water Exchange and Water Refill businesses. Through our Water Direct business, we deliver responsibly sourced hydration solutions direct to home and business customers. Through our Water Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Water Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. We also offer water filtration units for home and business consumers across North America.
Trends and Factors Affecting Results of Operations
Evolving Customer Trends
We believe we are well-positioned to benefit from evolving consumer trends, as well as the continued acceleration of e-commerce. These favorable trends, combined with the broad appeal of our brands, provide us with a significant opportunity to drive the growth of our business.
•Ability to Increase Brand Awareness – Our ability to increase brand awareness has and will continue to contribute meaningfully to our performance. We focus on creating, capturing and retaining new demand by increasing our brand awareness while also increasing our value proposition to our customers. We aim to continue to increase our brand awareness through continued local community engagement, national media campaigns, growing our social community and innovating our packaging to make our brands and products visually appealing and distinctive from other bottled water brands.
•Product Innovation and Expansion – We see significant potential to grow our sales in underpenetrated, high-growth segments of the bottled water category, such as sparkling, flavored and enhanced waters, by leveraging the brand equity of our existing brands to develop new and innovative beverage offerings. Through the flexible production capabilities of our existing infrastructure and our extensive distribution and retail relationships, we believe we will be able to quickly develop, produce and commercialize new products. We intend to continue investing in innovations within our product portfolio, as well as the development and introduction of new products.
•E-commerce – Given the trend towards growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the consumer is leveraging multiple methods of engagement including the digital marketplace.
Consolidation in the Retail Industry
Our industry has been affected by the trend toward consolidation in the retail channel. Many of our retail customers have consolidated in recent years, and this consolidation trend may continue. As a result, our retail customers may seek lower pricing and demand increased marketing or promotional expenditures from us. Large retailers are also increasingly using their distribution networks and economies of scale to introduce and develop private-label brands, such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. See Item 1A. "Risk Factors — Risks Related to our Customers, Suppliers and Associates" in this Annual Report.
General Economic Conditions and Other Factors
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, tariffs and the ongoing Russia/Ukraine and Israel/Hamas conflicts, all of which are likely to continue to create challenging conditions for our business through increased costs, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
The markets in which we operate are subject to some seasonal variations. Our water sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
We conduct operations in Canada and we are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had, and will continue to have, an impact on our results of operations.
Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.
In 2024, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.
Factors Affecting Comparability of Financial Information
BlueTriton - Primo Water Transaction
On November 8, 2024, Primo Brands consummated the transactions contemplated by the Arrangement Agreement in which Primo Brands became the surviving corporation, and Primo Water and BlueTriton became wholly-owned subsidiaries of Primo Brands (the “Transaction”). See Explanatory Note and Note 1 “Description of the Business” to the Consolidated Financial Statements contained in this Annual Report for additional information.
We accounted for the Transaction as a business combination in which BlueTriton was the accounting acquirer. Accordingly, assets acquired and liabilities assumed were measured at their acquisition date fair values as of November 8, 2024. Our consolidated results of operations include the results of Primo Water from November 9, 2024 through December 31, 2024.
Non-GAAP Financial Measures
We present certain non-GAAP measures in this Annual Report, including Adjusted EBITDA and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted for acquisition, integration and restructuring expenses, share-based compensation costs, unrealized loss (gain) on foreign exchange and commodity forwards, loss on disposal of property, plant and equipment, net, gain on extinguishment of debt, management fees, and other adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources, and measure leverage. We believe that Adjusted EBITDA is a useful metric for management,” investors, and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in evaluating the effectiveness of our business strategies, and to establish annual budgets and forecasts. We also use Adjusted EBITDA to establish short-term incentive compensation for management.

Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with U.S. GAAP. It is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. This non-GAAP metric does not necessarily indicate whether cash flow will be sufficient or available to meet our cash requirements and may not be indicative of our historical operating results, nor are such measures meant to be predictive of our future results. In the future, we may incur expenses similar to the adjustments noted herein to calculate Adjusted EBITDA. However, the magnitude of such adjustments for the periods presented herein is not necessarily indicative of the magnitude of such adjustments in future periods. Our presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include that:
•Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary, to service interest on our indebtedness;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and not all of these measures reflect cash requirements for such replacements;
•non-cash compensation is a key element of our long-term executive incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
•the fact that other companies in our industry may calculate these measures differently than we do, which limits their usefulness as comparative measures; and
•these measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
Furthermore, we compensate for the limitations described above by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only for supplemental purposes.
The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	For The Year Ended December 31,
($ in millions)	2024	2023	2022
Net (loss) income from continuing operations	$(12.6)	$92.8	$(126.7)
Interest and financing expense, net	339.6	288.1	211.8
Provision for (benefit from) income taxes	33.3	25.1	(53.1)
Depreciation and amortization	333.3	305.7	326.2
EBITDA	693.6	711.7	358.2
Acquisition, integration and restructuring expenses	204.1	16.9	83.8
Share-based compensation costs	8.3	1.3	1.8
Unrealized loss on foreign exchange and commodity forwards, net	6.4	5.1	—
Write off of long lived assets	5.4	11.4	—
Gain on extinguishment of debt	—	—	(8.7)
Management fees	53.4	17.8	13.0
Purchase accounting adjustments	4.8	—	—
Other adjustments, net	18.6	19.4	28.5
Adjusted EBITDA	$994.6	$783.6	$476.6

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Years Ended December 31,
($ in millions)	2024	% of Net Sales	2023	% of Net Sales	$ Variance	% Change
Net sales	$5,152.5	100.0%	$4,698.7	100.0%	$453.8	9.7%
Cost of sales	3,530.9	68.5%	3,346.7	71.2%	184.2	5.5%
Gross profit	1,621.6	31.5%	1,352.0	28.8%	269.6	19.9%
Selling, general and administrative expenses	1,050.6	20.4%	924.2	19.7%	126.4	13.7%
Acquisition, integration and restructuring expenses	204.1	4.0%	16.9	0.4%	187.2	1107.7%
Other operating expense, net	6.6	0.1%	4.9	0.1%	1.7	34.7%
Operating income	360.3	7.0%	406.0	8.6%	(45.7)	(11.3)%
Interest and financing expense, net	339.6	6.6%	288.1	6.1%	51.5	17.9%
Income from continuing operations before income taxes	20.7	0.4%	117.9	2.5%	(97.2)	(82.4)%
Provision for income taxes	33.3	0.6%	25.1	0.5%	8.2	32.7%
Net (loss) income from continuing operations	$(12.6)	(0.2)%	$92.8	2.0%	$(105.4)	(113.6)%
The following table sets forth our consolidated Net sales by water type:

	For the Years Ended December 31,
($ in millions)	2024	% of Net Sales	2023	% of Net Sales	$ Variance	% Change
Regional spring water	$3,234.5	62.8%	$3,146.1	67.0%	$88.4	2.8%
Purified water	1,348.7	26.2%	1,133.6	24.1%	215.1	19.0%
Premium water	94.8	1.8%	46.7	1.0%	48.1	103.0%
Other water	140.7	2.7%	108.4	2.3%	32.3	29.8%
Other	333.8	6.5%	263.9	5.6%	69.9	26.5%
Total Net sales	$5,152.5		$4,698.7		$453.8	9.7%
Net Sales
During the year ended December 31, 2024, net sales were $5,152.5 million, an increase of $453.8 million, or 9.7%, as compared to the year ended December 31, 2023, primarily related to $254.4 million of Primo Water sales as a result of the Transaction, as well as a 3.6% organic volume growth.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the year ended December 31, 2024, cost of sales was $3,530.9 million, an increase of $184.2 million, or 5.5%, as compared to the year ended December 31, 2023. The increase in costs is primarily driven by $170.9 million incurred as a result of the Primo Water sales increase due to the Transaction. We were able to significantly manage variable costs as the greater organic sales volume increase resulted in an insignificant increase in cost of sales, as a $33.1 million increase in factory labor, maintenance and overhead costs was largely offset by a year-over-year improvement in freight costs of $14.1 million and water sourcing of $11.5 million.
Gross Profit and Gross Margin
During the year ended December 31, 2024, gross profit was $1,621.6 million, an increase of $269.6 million, or 19.9%, as compared to the year ended December 31, 2023, and gross margin as a percentage of net sales was 31.5%, as compared to 28.8% during the year ended December 31, 2023, primarily driven by increased sales volumes allowing for better leveraging of our fixed costs, as well as the aforementioned beneficial freight and water sourcing efficiencies.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
Selling, general and administrative expenses during the year ended December 31, 2024 were $1,050.6 million, an increase of $126.4 million, or 13.7%, as compared to the year ended December 31, 2023, primarily reflecting the post-Transaction increase of $70.2 million. Also contributing to the increase were higher underlying expenses, primarily a $30.1 million increase in selling costs including sales and promotional programs and a $18.4 million, or 9.3%, increase in marketing spend to help drive the increase in organic sales. These increases were partially offset by $18.8 million lower of IT spend when compared to the prior year.
Acquisition, Integration and Restructuring Expenses
Acquisition expenses include those costs associated with our acquisitions, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include IT implementation costs, costs incurred to achieve post-acquisition synergies and costs incurred on business optimization, among others.
During the year ended December 31, 2024, acquisition, integration and restructuring expenses were $204.1 million, an increase of $187.2 million, as compared to the year ended December 31, 2023, primarily as a result of the Transaction. We incurred expenses of $108.7 million leading up to, and as a result of, the Closing. Additionally, we have incurred $95.4 million related to integration initiatives, including severance charges and consulting fees, during the year ended December 31, 2024.
Other Operating Expense, Net
Other operating expense, net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
Other operating expense, net, during the year ended December 31, 2024 were $6.6 million, an increase of $1.7 million, as compared to the year ended December 31, 2023, primarily due to an unrealized loss of $1.8 million on commodity forwards and the negative impact of foreign exchange translation in the current period.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily related to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the year ended December 31, 2024, interest and financing expense, net, was $339.6 million, an increase of $51.5 million, or 17.9%, as compared to the year ended December 31, 2023, primarily relating to the $33.1 million of interest related to the addition of the 2024 Incremental Term Loans (as defined below) in March 2024, and $7.1 million incurred as a result of the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Transaction.
Provision for Income Taxes
Income tax expense was $33.3 million, in 2024 compared to $25.1 million in 2023. The effective tax rate was 160.9% in 2024 compared to 21.3% in 2023.
The effective tax rate for 2024 increased from the effective tax rate from 2023 due primarily to non-deductible transaction costs, change in enacted rates, and related-party transactions from the merger. The effective tax rate for 2024 differs from the U.S. statutory rate primarily due to (a) significant permanent differences for which we have not recognized a tax benefit; (b) income in tax jurisdictions with lower statutory tax rate than the U.S.; and (c) losses in tax jurisdictions with existing valuation allowances.
Net (Loss) Income From Continuing Operations
The net loss from continuing operations for the year ended December 31, 2024 was $12.6 million, a reduction of $105.4 million as compared to net income from continuing operations of $92.8 million for the year ended December 31, 2023 due to the factors mentioned above.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Years Ended December 31,
($ in millions)	2023	% of Net Sales	2022	% of Net Sales	$ Variance	% Change
Net sales	$4,698.7	100.0%	$4,441.1	100.0%	$257.6	5.8%
Cost of sales	3,346.7	71.2%	3,446.9	77.6%	(100.2)	(2.9)%
Gross profit	1,352.0	28.8%	994.2	22.4%	357.8	36.0%
Selling, general and administrative expenses	924.2	19.7%	887.0	20.0%	37.2	4.2%
Acquisition, integration and restructuring expenses	16.9	0.4%	83.8	1.9%	(66.9)	(79.8)%
Other operating expense, net	4.9	0.1%	0.1	—%	4.8	4825.2%
Operating income	406.0	8.6%	23.3	0.5%	382.7	1643.3%
Gain on extinguishment of debt	—	—%	(8.7)	(0.2)%	8.7	(100.0)%
Interest and financing expense, net	288.1	6.1%	211.8	4.8%	76.3	36.0%
Income (loss) from continuing operations before income taxes	117.9	2.5%	(179.8)	(4.0)%	297.7	*
Provision for (benefit from) income taxes	25.1	0.5%	(53.1)	(1.2)%	78.2	*
Net income (loss) from continuing operations	$92.8	2.0%	$(126.7)	(2.9)%	$219.5	*
*Not meaningful
The following table sets forth our consolidated Net sales by water type:

	For the Years Ended December 31,
($ in millions)	2023	% of Net Sales	2022	% of Net Sales	$ Variance	% Change
Regional spring water	$3,146.1	67.0%	$3,036.3	68.4%	$109.8	3.6%
Purified water	1,133.6	24.1%	1,000.6	22.5%	133.0	13.3%
Premium water	46.7	1.0%	27.3	0.6%	19.4	71.1%
Other water	108.4	2.3%	125.8	2.8%	(17.4)	(13.8)%
Other	263.9	5.6%	251.1	5.7%	12.8	5.1%
Total Net sales	$4,698.7		$4,441.1		$257.6	5.8%
Net Sales
During the year ended December 31, 2023, net sales were $4,698.7 million, an increase of $257.6 million, or 5.8%, as compared to the year ended December 31, 2022, primarily relating to the carryover impact of price increases taken throughout 2022, negatively impacted by a 2.3% decrease in volumes.
Cost of Sales
During the year ended December 31, 2023, cost of sales was $3,346.7 million, a decrease of $100.2 million, or 2.9%, as compared to the year ended December 31, 2022, primarily as result of 2.3% lower sales volumes, $26.5 million less depreciation and amortization due to the full depreciation of assets created as a result of purchase accounting, and favorable freight and packaging costs, primarily resin pricing, when compared to the prior year. The decrease was partially offset by higher costs per unit from increased storage and handling and, to a lesser degree, labor and overhead-related costs, when compared to the prior year.
Gross Profit and Gross Margin
During the year ended December 31, 2023, gross profit was $1,352.0 million, an increase of $357.8 million, or 36.0%, as compared to the year ended December 31, 2022, and gross margin as a percentage of net sales was 28.8%, as compared to 22.4% during the year ended December 31, 2022. The 640 basis point margin improvement was primarily the result of the

8.1% revenue growth in price and mix, primarily driven by the benefit of price increases taken throughout 2022, as well as consistent beneficial freight and resin pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the year ended December 31, 2023 were $924.2 million, an increase of $37.2 million, or 4.2%, as compared to the year ended December 31, 2022, primarily driven by a $30.4 million increase in spending on IT, and to a lesser extent administrative personnel costs, and recycling processing fees, partially offset by reductions in spending on marketing, sales and promotional programs, and legal fees when compared to the prior year.
Acquisition, Integration and Restructuring Expenses
During the year ended December 31, 2023, acquisition, integration and restructuring expenses were $16.9 million, a decrease of $66.9 million, or 79.8%, as compared to the year ended December 31, 2022, primarily as a result of a year over year decrease in IT implementation costs of $56.0 million and, to a lesser extent, lower severance costs during 2023.
Other Operating Expense, Net
Other operating expense, net, during the year ended December 31, 2023 were $4.9 million, an increase of $4.8 million, as compared to the year ended December 31, 2022, primarily due to unrealized loss of $3.6 million related to commodity forward contracts and an unrealized foreign exchange loss in the 2023 period.
Gain on Extinguishment of Debt
During the year ended December 31, 2022, we paid $47.0 million to repurchase $57.0 million in face value of 6.250% Senior Notes (as defined below), resulting in recorded gains of $8.7 million on extinguishment of debt, net of write-off of $1.3 million of capitalized debt issuance costs.
Interest and Financing Expense, Net
During the year ended December 31, 2023, interest and financing expense, net, was $288.1 million, an increase of $76.3 million, or 36.0%, as compared to the year ended December 31, 2022, primarily relating to an approximately 270 basis point increase in the average variable interest rate on the Term Loans (as defined herein), and to a lesser extent, due to outstanding revolver balances during the year ended December 31, 2023.
Provision for (Benefit from) Income Tax
Income tax expense was $25.1 million in 2023 compared to a benefit from income taxes of $53.1 million in 2022. The effective tax rate was 21.3% in 2023, compared to 29.5% in 2022.
The effective tax rate for 2023 decreased from the effective tax rate from 2022 due primarily to state enacted rate changes and research and development credits. The effective tax rate for 2023 differs from the U.S. statutory rate primarily due to (a) state enacted rate changes and (b) research and development tax credits.
Net Income (Loss) From Continuing Operations
The net income from continuing operations for the year ended December 31, 2023 was $92.8 million, an improvement of $219.5 million as compared to a net loss from continuing operations of $126.7 million for the year ended December 31, 2022, due to the factors mentioned above.
Liquidity and Capital Resources
Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, dividends and acquisitions. We have historically funded our operations and acquisitions primarily through debt financing and cash provided by operating activities.
We believe that a combination of cash generated from operating activities, and undrawn availability under the New Revolving Credit Facility (as defined below) will provide sufficient liquidity to support our working capital needs, planned growth and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness, along with our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our debt. As a result, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations or to refinance on beneficial terms at maturity would adversely affect our financial condition. We may also require additional capital in the future to pursue attractive acquisition opportunities in our industry. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors, some of which are beyond our control, as well as the factors described in Part I, Item 1A. "Risk Factors” in this Annual Report.
As of December 31, 2024, we had $614.4 million of cash on hand (of which $0.7 million is restricted). We had access to $350.0 million of revolving loan commitments (availability of $283.6 million, net of gross availability adjustments of $14.8 million and outstanding letters of credit of $51.6 million) under the ABL Credit Facility and we had access to $350.0 million of revolving loan commitments (availability of $284.6 million, net of outstanding letters of credit of $65.4 million) under the Revolving Credit Facility (defined below). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
The Refinancing Transactions
On January 27, 2025, we commenced separate private offers to exchange (collectively, the “Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings Inc. (“Primo Issuer”) or Triton Water Holdings, Inc. (“Triton Water Holdings” and together with the Primo Issuer, the “Issuers”) (the “Existing Senior Notes”), for three new series of senior notes to be co-issued by the Issuers and cash. The Offers expired on February 25, 2025 and the remaining exchanges are expected to settle on February 28, 2025 (the “Final Settlement Date”). The Offers consisted of the following:
•an offer to exchange any and all of the €450,000,000 in aggregate principal amount of the Primo Issuer's outstanding 3.875% Senior Notes (as defined herein) for a combination of new 3.875% Senior Secured Notes due 2028 (the “New Secured Euro Notes”), to be co-issued by the Issuers, and cash;
•an offer to exchange any and all of the $750,000,000 in aggregate principal amount of the Primo Issuer's outstanding 4.375% Senior Notes (as defined herein) for a combination of new 4.375% Senior Secured Notes due 2029 (the “New Secured Dollar Notes” and, together with the New Secured Euro Notes, the “New Secured Notes”), to be co-issued by the Issuers, and cash; and
•an offer to exchange any and all of the $713,023,000 in aggregate principal amount of Triton Water Holdings' outstanding 6.250% Senior Notes (as defined herein) for a combination of new 6.250% Senior Notes due 2029 (the “New Unsecured Notes” and together with the New Secured Notes, the “New Notes”), to be co-issued by the Issuers, and cash.
In conjunction with the Offers, the Issuers solicited (collectively, the “Consent Solicitations”) consents from eligible holders of the Existing Senior Notes to (i) certain proposed amendments to eliminate substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in each indenture governing the applicable series of Existing Senior Notes (collectively, the “Proposed Amendments”) and (ii) with respect to the 3.875% Senior Notes and the 4.375% Senior Notes, release the note guarantee of each guarantor of each such series of notes. The Issuers were required to receive consents (the “Requisite Consents”) from eligible holders of the Existing Senior Notes representing a majority in aggregate principal amount of the applicable series of Existing Senior Notes outstanding to adopt the Proposed Amendments and effectuate the guarantor releases, in each case, with respect to the applicable series of Existing Senior Notes.
Pursuant to the Offers, the aggregate principal amounts of the Existing Senior Notes set forth below were validly tendered and accepted and subsequently cancelled:
•€439,237,000 aggregate principal amount of 3.875% Senior Notes;
•$746,331,000 aggregate principal amount of 4.375% Senior Notes; and
•$699,072,000 aggregate principal amount of 6.250% Senior Notes.
Following such cancellation, the aggregate principal amounts of the Existing Senior Notes set forth below remain outstanding as of February 12, 2025:
•€10,763,000 aggregate principal amount of 3.875% Senior Notes;
•$3,669,000 aggregate principal amount of the 4.375% Senior Notes; and
•$13,951,000 aggregate principal amount of 6.250% Senior Notes.
In connection with the early settlement of the Offers (the “Early Settlement”) on February 12, 2025 (the “Early Settlement Date”), the Issuers co-issued (i) €439,237,000 aggregate principal amount of New Secured Euro Notes, (ii) $746,331,000 aggregate principal amount of New Secured Dollar Notes, and (iii) $699,072,000 aggregate principal amount of New Unsecured Notes.
As we received the Requisite Consents in connection with the Consent Solicitations, we effectuated the Proposed Amendments on the Early Settlement Date and, as a result, among other things, all shares of Class B common stock converted to Class A common stock and we are now deemed a “controlled company” within the meaning of the NYSE corporate governance standards. While we are a “controlled company” by such standards, we do not currently intend to rely on any of the related corporate governance exemptions. However, we may elect to rely on certain of these exemptions if they are available to us in the future.
Substantially concurrently with the issuance of the New Notes on the Early Settlement Date, we (i) repaid all amounts outstanding, and terminated commitments, under the ABL Credit Facility, (ii) repaid all amounts outstanding, and terminated commitments, under the Revolving Credit Facility, and (iii) entered into an amendment, which amended the credit agreement governing the Term Loans to, among other things, (x) reprice the Term Loans and to make related changes to effect such repricing, and (y) provide for a new revolving credit facility (the “New Revolving Credit Facility,” and the transactions referred to in clauses (i) through (iii), the “Credit Facilities Transactions,” and, the Credit Facilities Transactions, together with the Offers and Consent Solicitations, collectively, the “Refinancing Transactions”).
On the Early Settlement Date, the Company announced that the Issuers completed the early settlement of the exchange of Existing Senior Notes validly tendered and accepted by the Issuers for a combination of New Notes of the applicable series and cash.
Pursuant to the Offers, after the early tender date and on or prior to the expiration date, the additional aggregate principal amounts of the Existing Senior Notes set forth below were validly tendered and expected to be accepted and subsequently cancelled on the Final Settlement date:
•€2,640,000 aggregate principal amount of the 3.875% Senior Notes;
•$120,000 aggregate principal amount of the 4.375% Senior Notes; and
•$13,688,000 aggregate principal amount of the 6.250% Senior Notes.
Following such cancellation, the aggregate principal amounts of the Existing Senior Notes set forth below are expected to remain outstanding:
•€8,123,000 aggregate principal amount of the 3.875% Senior Notes;
•$3,549,000 aggregate principal amount of the 4.375% Senior Notes; and
•$263,000 aggregate principal amount of the 6.250% Senior Notes.

Debt
The following table summarizes our total debt in the Consolidated Balance Sheets as of the periods presented (prior to the Refinancing Transactions described above):

	December 31,
($ in millions)	2024	2023
Term Loans	$3,098.6	$2,730.6
6.250% Senior Notes	713.0	713.0
3.875% Senior Notes[1]	459.8	—
4.375% Senior Notes[1]	710.0	—
ABL Credit Facility	—	90.0
Finance lease obligations (see Note 8 "Leases")	100.2	10.0
Other	11.4	6.5
Unamortized debt costs and discounts	(64.9)	(67.5)
Total debt	$5,028.1	$3,482.6
Less: Current portion of long term debt	64.5	31.9
Long-term debt, less current portion	$4,963.6	$3,450.7
______________________
1     The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of €8.6 million ($8.9 million at exchange rates in effect on December 31, 2024) and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
Description of Certain Indebtedness
The following is a description of our current and former indebtedness. The following summary of certain provisions of these agreements that govern our existing indebtedness does not purport to be complete and may not contain all of the information that is important to you, and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements.
Amended Credit Agreement
Triton Water Holdings and Intermediate Holdings, both wholly-owned subsidiaries of the Company entered into a Term Loan Agreement (as amended, inclusive of the Fourth Amendment to the First Lien Credit Agreement, dated as of February 12, 2025, the “Amended Credit Agreement” and such loans thereunder, the “Term Loans”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which we borrowed term loans in an aggregate principal amount of $2,550.0 million. The Term Loans have a maturity date of March 31, 2028. In connection with the entry into the Term Loans, we incurred $80.3 million of debt issuance costs, which were recorded as a reduction of the carrying amount of the initial Term Loans and are being amortized using the effective interest method over a period of seven years, which represents the term to maturity of the Term Loans.
The Amended Credit Agreement permits us to incur incremental term loans in an aggregate amount not to exceed the greater of (i) $536.0 million and (ii) 1.0 multiplied by the pro forma consolidated adjusted EBITDA of BlueTriton for the most recently ended four full fiscal quarters, plus certain additional amounts, including unlimited amounts subject to, among other things, pro forma compliance with a first lien net leverage ratio, secured net leverage ratio or total net leverage ratio.
On December 9, 2021, Triton Water Holdings and Intermediate Holdings entered into the First Amendment to the Term Loans and incurred incremental term loans in an aggregate principal amount of $250.0 million with a maturity date of March 31, 2028. We recorded debt discounts of $3.6 million related to the First Amendment to the Amended Credit Agreement that are recorded as a reduction of the carrying amount of the incremental term loans and are being amortized using the effective interest method over the remaining term to maturity. The Amended Credit Agreement was amended by that certain Second Amendment to the BlueTriton Term Loan Credit Agreement on June 9, 2023, primarily to effectuate the transition of the interest rate benchmark from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR").
On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million (the “2024

Incremental Term Loans”) with a maturity date of March 31, 2028. In connection with the borrowing of the 2024 Incremental Term Loans, we incurred debt issuance and transaction costs of $5.1 million and debt discounts of $8.0 million; all of which are recorded as a reduction of the carrying amount of the 2024 Incremental Term Loans and are being amortized using the effective interest method over the remaining term to maturity.
The Term Loans will mature in March 2028 and amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount.
Interest Rate and Fees
The interest rate per annum applicable to loans under the Term Loans is, at our option, equal to (1) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR, or any shorter period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable margin. The applicable margin for SOFR loans under the Amended Credit Agreement will be 2.25%. The Amended Credit Agreement is subject to a SOFR floor of 0.50%.
Prepayments
We may voluntarily prepay loans or reduce commitments under the Amended Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is six months after the Early Settlement Date. We are required to prepay the Term Loans with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific leverage ratios), 100% of the net cash proceeds of certain debt issuances, and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.
Amortization
The Term Loans are repayable in quarterly installments in an amount equal to approximately 1.0% per annum of the original principal amount of the Term Loans per year with the balance payable on the maturity date.
Covenant Compliance
Our Amended Credit Agreement contains customary covenants that include, among other things, restrictions on our ability and the ability of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions). We were in compliance with these financial covenants as of December 31, 2024.
Events of Default
The Term Loans contains customary events of default, subject to grace periods and materiality thresholds, specified in the Amended Credit Agreement, including:
•failure to make payments when due;
•defaults under certain other indebtedness;
•noncompliance with covenants;
•representations and warranties being untrue in any material respect when made;
•bankruptcy or certain insolvency events;
•material judgments;
•invalidity of loan documentation or invalidity or non-perfection of the liens securing a material portion of collateral; and
•a “change of control” (as defined in the Amended Credit Agreement).
Guarantee and Security
The obligations under the Amended Credit Agreement are guaranteed by the Guarantors (as defined below). The Term Loans are secured by a first-priority lien on substantially all of the Issuers’ and the Guarantors’ current and fixed assets (subject to certain exceptions), subject to certain permitted liens.

New Revolving Credit Facility
The New Revolving Credit Facility provides for revolving loans, swing line loans, and letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement).
Interest Rate
The interest rate margin applicable to borrowings under the New Revolving Credit Facility will be, at our option, either (1) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR or any period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable margin. The applicable margin for SOFR loans under the New Revolving Credit Facility ranges from SOFR plus 1.50% to 2.25%, based on the achievement of certain first lien net leverage ratios. The New Revolving Credit Facility is subject to a SOFR floor of 0.00%.
Prepayments
The Company is required to make prepayments under the New Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the New Revolving Credit Facility exceeds the aggregate amount of commitments in respect of the New Revolving Credit Facility.
Covenant Compliance
The New Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The New Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter.
ABL Credit Facility
Triton Water Holdings and Intermediate Holdings entered into the asset based lending (“ABL”) revolving credit agreement (the “ABL Credit Facility”) on March 31, 2021 with a group of lenders and Bank of America, N.A., as administrative agent and collateral agent, for up to $350.0 million of revolving loan commitments, up to $50.0 million of which was available as swingline loans and up to $75.0 million of which was available as letters of credit, which letters of credit shall expire not more than 12 months after the date of issuance (with options for auto renewal). The ABL Credit Facility had a maturity date of March 31, 2026. On the Early Settlement Date, we repaid all amounts outstanding and terminated commitments under the ABL Credit Facility.
Revolving Credit Facility
On March 6, 2020, Primo Water entered into a credit agreement among Primo Water, as parent borrower, Primo Issuer, and certain other subsidiary borrowers, certain other subsidiaries of Primo Water from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Revolving Credit Agreement”).
The Revolving Credit Agreement provided for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Revolving Credit Facility”), which could be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. On the Early Settlement Date, we repaid all amounts outstanding and terminated commitments under the Revolving Credit Facility.
New Secured Notes
The New Secured Euro Notes and the New Secured Dollar Notes were issued pursuant to an indenture, dated as of February 12, 2025 (the “New Secured Notes Indenture”), by and among the Issuers, the guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar.
The New Secured Euro Notes will bear interest at a rate of 3.875% per annum, which shall be payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025. The New Secured Euro Notes will mature on October 31,

2028. The New Secured Dollar Notes will bear interest at a rate of 4.375% per annum, which shall be payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025.
The New Secured Dollar Notes will mature on April 30, 2029. Upon not less than 10 nor more than 60 days’ notice, the Issuers may redeem the New Secured Notes, at their option, in whole at any time or in part from time to time, subject to the payment of a redemption price, together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies from 0.969% to 0%, in the case of the New Secured Euro Notes, or from 2.188% to 0%, in the case of the New Secured Dollar Notes, in each case, depending on the year of redemption.
In connection with any tender offer, other offer to purchase, or exchange offer for the New Secured Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the New Secured Notes Indenture, if not less than 90.0% of the New Secured Notes of the applicable series outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all New Secured Notes of such series that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of New Secured Notes of the applicable series in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the New Secured Notes will also have the right to require the Issuers to repurchase their New Secured Notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the New Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The New Secured Notes will be guaranteed by the Company and substantially all of our material, wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the “Guarantors”). The New Secured Notes and related guarantees are the Issuers’ and Guarantors’ senior secured obligations. In addition, the New Secured Notes will be secured on a first lien basis by substantially all of the assets of each of the Issuers and such Guarantors, subject to certain customary exceptions, which liens shall be pari passu with the liens securing the Amended Credit Agreement (as defined below). The New Secured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the New Secured Notes will be released, during any period when the New Secured Notes have an investment grade rating.
New Unsecured Notes
The New Unsecured Notes were issued pursuant to an indenture, dated as of February 12, 2025 (the “New Unsecured Notes Indenture”), by and among the Issuers, the guarantors party thereto, and Wilmington Trust, National Association, as trustee.
The New Unsecured Notes will bear interest at a rate of 6.250% per annum, which shall be payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2025. The New Unsecured Notes will mature on April 1, 2029.
Upon not less than 10 nor more than 60 days’ notice, the Issuers may redeem the New Unsecured Notes, at their option, in whole at any time or in part from time to time, subject to the payment of a redemption price, together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies from 3.125% to 0%, depending on the year of redemption.
In connection with any tender offer, other offer to purchase, or exchange offer for the New Unsecured Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the New Unsecured Notes Indenture, if not less than 90.0% of the New Unsecured Notes outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all New Unsecured Notes that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of New Unsecured Notes in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the New Unsecured Notes will also have the right to require the Issuers to repurchase their New

Unsecured Notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the New Unsecured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The New Unsecured Notes will be guaranteed by the Guarantors. The New Unsecured Notes and related guarantees are the Issuers’ and Guarantors’ senior unsecured obligations. The New Unsecured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the New Unsecured Notes will be released, during any period when the New Unsecured Notes have an investment grade rating.
Existing Senior Notes
6.250% Senior Notes
On March 31, 2021, Triton Water Holdings issued $770.0 million in aggregate principal amount of 6.250% Senior Notes due 2029 (the “6.250% Senior Notes”). BlueTriton incurred costs of $19.0 million related to the issuance of the 6.250% Senior Notes, which were recorded as a reduction of the carrying amount of the 6.250% Senior Notes and are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 6.250% Senior Notes.
The 6.250% Senior Notes bear interest at 6.250% and interest is payable semi-annually on April 1 and October 1. The 6.250% Senior Notes mature on April 1, 2029.
During the year ended December 31, 2022, BlueTriton paid $47.0 million to repurchase $57.0 million in aggregate principal amount of 6.250% Senior Notes. As a result of these transactions, BlueTriton recorded gains of $8.7 million on extinguishment of debt, net of write-off of $1.3 million of capitalized debt issuance costs.
On February 7, 2025, Triton Water Holdings entered in that certain First Supplemental Indenture to the indenture governing the 6.250% Senior Notes (the “6.250% Notes Indenture”) to eliminate substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the 6.250% Notes Indenture, which First Supplemental Indenture became operative upon the Early Settlement.
3.875% Senior Notes
On October 22, 2020, Primo Issuer.issued €450.0 million ($468.7 million at exchange rates in effect on December 31, 2024) of 3.875% senior notes due October 31, 2028 (the “3.875% Senior Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 3.875% Senior Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30 and October 31 of each year commencing on April 30, 2021.
On February 7, 2025, the Primo Issuer and the trustee under the indenture governing the 3.875% Senior Notes (the “3.875% Notes Indenture”) entered into that certain Second Supplemental Indenture to the 3.875% Notes Indenture to eliminate substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in such indenture as well as to release the note guarantee of each guarantor of the 3.875% Senior Notes, which Second Supplemental Indenture became operative upon the Early Settlement.
4.375% Senior Notes
On April 30, 2021, Primo Issuer issued $750.0 million of 4.375% senior notes due April 30, 2029 (the “4.375% Senior Notes” and, together with the 3.875% Senior Notes and the 6.250% Senior Notes, the “Existing Senior Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 4.375% Senior Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30th and October 31st of each year commencing on October 31, 2021.
On February 7, 2025, the Primo Issuer and the trustee under the indenture governing the 4.375% Senior Notes (the “4.375% Notes Indenture”) entered into that certain Second Supplemental Indenture to the 4.375% Notes Indenture to eliminate substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in such indenture as well as to release the note guarantee of each guarantor of the 4.375% Senior Notes, which Second Supplemental Indenture became operative upon the Early Settlement.

Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
In January 2025, our credit ratings were updated for the impacts of the Transaction, which more accurately reflects our creditworthiness on a go-forward basis. As of January 31, 2025, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Positive
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contract
As part of the Transaction, we acquired foreign exchange forward contracts with a notional amount of €450.0 million and a maturity date of October 31, 2025. We are utilizing the derivative financial instrument to hedge foreign exchange risk associated with the 3.875% Senior Notes.
Issuer Purchases of Equity Securities
Tax Withholding
During the year ended December 31, 2024, 333,560 shares were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.
Dividend Payments
Dividend
Our Board of Directors declared a quarterly dividend of $0.09 per share of Class A common stock and Class B common stock in the last quarter of 2024 for an aggregate dividend of approximately $34.4 million. We intend to pay a regular quarterly dividend on our common stock subject to, among other things, the best interests of our stockholders, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in agreements governing our debt above as well as other factors that the Board of Directors may deem relevant from time to time.
Additionally, on February 20, 2025, our Board of Directors declared a dividend of $0.10 per share of outstanding Class A common stock of the Company, payable in cash on March 24, 2025 to stockholders of record at the close of business on March 7, 2025.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Net cash provided by operating activities of continuing operations	$463.8	$320.9	$108.3
Net cash provided by (used in) investing activities of continuing operations	468.6	(217.6)	(319.4)
Net cash used in financing activities of continuing operations	(362.9)	(162.3)	(147.7)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	3.4	—	—
Net cash provided by investing activities from discontinued operations	5.8	—	—
Net cash used in financing activities from discontinued operations	(3.5)	—	—
Effect of exchange rates on cash	(1.5)	0.2	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$573.7	$(58.8)	$(359.0)
Cash and cash equivalents and restricted cash, beginning of period	47.0	105.8	464.8
Cash and cash equivalents and restricted cash, end of period	$620.7	$47.0	$105.8
Cash and cash equivalents and restricted cash of discontinued operations, end of period	6.3	—	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$614.4	$47.0	$105.8
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net cash provided by operating activities from continuing operations was $463.8 million for the year ended December 31, 2024 as compared to $320.9 million for the year ended December 31, 2023, an increase of $142.9 million. Improvement in fiscal year 2024 was primarily due to working capital improvements including a reduction in cash used for accounts payable of $204.6 million and a $32.3 million increase in cash provided from trade receivable, partially offset by a net loss from continuing operations, driven primarily by Transaction related expenses.
Net cash provided by investing activities from continuing operations was $468.6 million for the year ended December 31, 2024, compared to a use of $217.6 million for the year ended December 31, 2023, an improvement of $686.2 million. The increase was primarily driven by the $665.9 million of cash acquired through the Transaction and a decline in capital expenditures as upgrades and capacity improvement projects executed since 2021 have been coming to completion.
Net cash used in financing activities from continuing operations for the year ended December 31, 2024 was $362.9 million, compared to $162.3 million for the year ended December 31, 2023, an increase of $200.6 million. The use of cash during fiscal year 2024 primarily related to the payment of dividends including: $448.6 million to the Sponsor Stockholder prior to the Transaction, $131.5 million in dividends to legacy Primo Water stockholders, and $35.7 million in dividends to Primo Brands' post-Transaction stockholders. Partially offsetting the aforementioned usages was the addition of the $400 million 2024 Incremental Term Loan in March 2024.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net cash provided by operating activities from continuing operations was $320.9 million for the year ended December 31, 2023 as compared to $108.3 million for the year ended December 31, 2022, an increase of $212.6 million. Improvement in fiscal year 2023 was primarily due to an improvement in net income of $219.5 million when compared to fiscal year 2022, partially offset by an increase in working capital usage.
Net cash used in investing activities from continuing operations was $217.6 million for the year ended December 31, 2023, compared to $319.4 million for the year ended December 31, 2022, a decrease of $101.8 million. The decrease was primarily related to lower capital expenditures to improve operations and expand capacity. In addition, the higher capital expenditures in fiscal year 2022 related to our initial IT platform implementation during that period.
Net cash used in financing activities from continuing operations for the year ended December 31, 2023 was $162.3 million, compared to $147.7 million for the year ended December 31, 2022, an increase of $14.6 million. The use of cash during fiscal year 2023 primarily related to the redemption of preferred stock of $183.6 million and payment of a dividend on preferred stock of $49.9 million and the scheduled principal payments of the Term Loans, partially offset by borrowings on the ABL

Credit Facility. The use of cash during fiscal year 2022 related to the redemption of preferred stock of $66.4 million and payment of a dividend on preferred stock of $8.6 million, the repurchase and subsequent retirement of a portion of the 6.250% Senior Notes and the scheduled principal payments of the Term Loans.
Other Liquidity Matters
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 31, 2024 (prior to giving effect to the Refinancing Transactions):

		Payments due by period
($ in millions)	Total	2025	2026	2027	2028	2029	Thereafter
Term Loans	$3,098.6	$32.0	$32.0	$32.0	$3,002.6	$—	$—
4.375% Senior Notes[1]	750.0	—	—	—	—	750.0	—
6.250% Senior Notes	713.0	—	—	—	—	713.0	—
3.875% Senior Notes[1]	468.7	—	—	—	468.7	—	—
Other Debt	11.4	5.1	4.8	1.5	—	—	—
ABL Credit Facility	—	—	—	—	—	—	—
Revolving Credit Facility	—	—	—	—	—	—	—
Interest payments	1,222.6	354.6	347.8	344.9	153.2	22.1	—
Operating leases	827.4	133.6	121.8	103.0	85.1	70.0	313.9
Finance leases	114.7	33.5	31.1	19.4	13.7	7.4	9.6
Postretirement benefits obligation	9.4	1.0	1.0	1.1	1.1	1.0	4.2
Purchase obligations[2]	111.6	66.2	19.8	9.8	8.3	7.5	—
Other liabilities	3.3	3.3	—	—	—	—	—
Total	$7,330.7	$629.3	$558.3	$511.7	$3,732.7	$1,571.0	$327.7
1 The payments for the 3.875% Senior Notes and the 4.375% Senior Notes exclude the unamortized discounts of €8.6 million ($8.9 million at exchange rates in effect on December 31, 2024) and $40.0 million, respectively, as of December 31, 2024.
2 Purchase obligations consist of commitments for the purchase of subscriptions, utilities, services and supplies vital to the Company's operations and ability to serve its customers. These obligations represent the minimum contractual obligations expected under the normal course of business.
As a result of the Refinancing Transactions, the Company’s debt instruments have changed, however the aggregate payments due by period have not materially changed from the above, other than with respect to future interest payments. The ABL Credit Facility and Revolving Credit Facility, have been replaced by the $750 million New Revolving Credit Facility.
We have not provided for federal, state, and foreign deferred income taxes on the undistributed earnings of our subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences. A future change to our assertion that foreign earnings will be permanently reinvested could result in additional income taxes and/or withholding taxes payable, where applicable. Therefore, a higher effective tax rate could occur during the period of repatriation.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our significant accounting policies and recently issued accounting pronouncements are described in Note 2 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report. We believe the following represent our critical accounting policies:
Estimates
The preparation of the Consolidated Financial Statements included in this Annual Report in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, and the resolution of tax contingencies.
Revenue Recognition
Our principal source of revenue is bottled water sales to customers primarily in the United States and Canada. Revenue is recognized when a customer obtains control of promised goods (the obligation), which may be upon shipment of goods or upon delivery to the customer as defined in the customer contract or purchase order. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those goods. Amounts collected from customers for sales taxes are excluded from the transaction price. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation (we have only one obligation).
The nature of our contracts give rise to variable consideration including volume-based rebates, growth incentives, point of sale promotions, and other trade promotional discounts (sales incentives). For certain sales incentives, the accrual we record for the rebate or discount that will be granted to the customer requires significant estimation. The critical assumptions used in estimating the sales incentive accruals include our estimate of expected levels of performance and redemption rates, which requires judgement. These assumptions are developed based upon the historical performance of the customer's participation with similar types of promotions adjusted for current trends. These estimated sales incentives are included in the transaction price of our contracts with customers as a reduction within net sales and are included as either a reduction in accounts receivable if the customer is entitled to take a deduction on their payment, or as accrued sales incentives in accruals and other current liabilities if we anticipate needing to pay the customer.
Estimated discounts reflected in Trade receivables, net of allowance for expected credit losses were $61.8 million and $84.6 million as of December 31, 2024 and 2023, respectively. Accrued sales incentive obligations, recorded in Accruals and other current liabilities, were $39.8 million and $45.5 million as of December 31, 2024 and 2023, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, and as a result, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment test in the fourth quarter or more frequently if a triggering event has occurred. Goodwill is tested for impairment at the reporting unit level and indefinite-lived intangible assets are tested for impairment at the asset level.
Primo Brands operates through one operating segment which is also its sole reportable segment. Reporting units are determined based on one level below the operating segment level. In performing the goodwill impairment test we may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. For purposes of the annual test for the year ended December 31, 2024, we elected to perform a qualitative assessment for our two reporting units that existed prior to the Transaction to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, factors considered include macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in our operations or brand, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment during the year ended December 31, 2024. The goodwill resulting from the Transaction will be tested for impairment beginning in 2025 due to the proximity of the acquisition to year end.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2024, we determined that the fair value of each of our reporting units, including the goodwill resulting from the Transaction, exceeded their carrying amounts.
We had goodwill of $3,572.2 million on our Consolidated Balance Sheet as of December 31, 2024, which represents amounts for our two reporting units, including the goodwill resulting from the Transaction which will be included in the existing reporting units going forward.

Our intangible assets with indefinite lives relate to trademarks and trade names acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the trademarks and trade names that existed prior to the Transaction were less than their respective carrying value. The qualitative factors we assessed included macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in our operations or brand, the impact of which are all significant judgments and estimates. During the fourth quarter of 2024, we concluded that it was more likely than not that the fair value of the trademarks and trade names were more than their carrying value and therefore we were not required to perform any additional testing. The trademarks and trade names resulting from the Transaction will be tested for impairment beginning in 2025 due to the proximity of the acquisition to year end.
Intangible assets with indefinite lives have an aggregate book value of $1,279.8 million as of December 31, 2024.
There are inherent uncertainties related to each of the qualitative assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative assessment of goodwill and intangible assets could result in impairment charges that could be material to the consolidated financial statements in any given period.
Insurance Reserves
We are self-insured for workers’ compensation, property, automobile and general liability. The self-insurance claim liability is determined actuarially, at a minimum annually, based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to variability in the liability estimates. The estimates used are derived from any inputs including the severity of claims, frequency and volume of claims, the development timeframe, settlement history and patterns, and cost trends. We have purchased stop-loss coverage from various insurers in order to limit our claims exposure. The insurance-related liabilities are not discounted. The balances of our self-insurance reserves were $153.3 million and $41.8 million for the years ended December 31, 2024 and 2023, respectively, of which $23.8 million and $9.8 million, respectively, was covered by insurance. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.
Recently Issued Accounting Pronouncements
Refer to Note 2 "Summary of Significant Accounting Policies" in the Consolidated Financial Statements included in this Annual Report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Overview
Our business and financial results are affected by fluctuations in world financial markets, including currency exchange rate risk, interest rates, commodity price risk and credit risk. We may utilize fixed price or volume contracts that may extend over one year and derivative financial instruments (including interest rate swap arrangements), among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States are primarily concentrated in Canada and accounted for 2.6% of Revenue, net for the years ended December 31, 2024 and December 31, 2023, respectively. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar for the year ended December 31, 2024 would result in changes to our Net sales and Gross profit of approximately $14 million and $2 million, respectively. This change would not be material to our cash flows and our results of operations.
Debt Obligations and Interest Rate Risk
We regularly review the structure of our indebtedness and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Historically, we have not used derivative instruments to manage interest rate risk. If we use and fail to manage these derivative instruments successfully, or if we are unable to refinance our indebtedness or otherwise increase our debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively affect our financial condition and profitability.
We are subject to interest rate market risk in connection with our floating rate debt. Our principal interest rate exposure relates to outstanding amounts under our Term Loans and New Revolving Credit Facility, which bear interest at a variable rate. If there is a rise in interest rates, our debt service obligations on the borrowings under these facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity.
As of December 31, 2024, the balances outstanding under the Term Loans were $3,098.6 million and there were no borrowings outstanding under the ABL Credit Facility and Revolving Credit Facilities. A 100 basis point increase in the current per annum interest rates for these facilities (excluding the $117.0 million of outstanding letters of credit) would result in additional interest expense of approximately $31.0 million. The weighted average interest rate of our Term Loans at December 31, 2024 was 7.90%.
The information below summarizes our market risks associated with debt obligations as of December 31, 2024. The table presents principal cash flows, including finance lease principal cashflows, and related interest by year. Interest rates disclosed represent the actual weighted average rates as of December 31, 2024:

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding Debt Balance	Weighted-Average Interest Rate
Debt maturing in:
2025	$70.6	7.3%
2026	67.9	7.3%
2027	52.9	7.4%
2028	3,485.0	7.4%
2029	1,470.4	5.3%
Thereafter	9.6	6.4%
Total	$5,156.4
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE, LDPE and polycarbonate bottles, glass for bottles and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our operating costs during the next 12 months by approximately $66 million. This change would be material to our cash flows and our results of operations. Commodity futures, forward and option contracts may be used from time to time to economically hedge against adverse changes in commodity prices on certain items such as diesel fuel and petroleum-based products.
Credit Risk
Credit risk arises from the potential that a customer or counterparty will fail to perform its obligations. We are exposed to credit risk on accounts receivable balances. We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. As of, and for the year ended, December 31, 2024, there was one customer who made up approximately 20% of trade receivables, net and 24% of net sales. No other individual customer makes up more than 10% of trade receivables, net, or net sales. If any significant customer of ours should discontinue their partnership with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in additional charges. We have not historically experienced any significant losses related to the collection of trade receivables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on November 8, 2024, as amended on November 12, 2024.

ITEM 9A.	CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
Other than with respect to the Transaction, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
(a) In connection with the closing of the Transaction, the Board authorized a series of cost cutting measures, including a reduction in force (collectively, the “Restructuring Initiatives”), which is in the process of being actioned. The Restructuring Initiatives are expected to result in a range of approximately $75 million - $100 million of aggregate charges, which are anticipated to include $47 million - $55 million of one-time cash termination benefits and costs associated with the decommissioning of facilities and the early termination of leases. The Company anticipates that the Restructuring Initiatives will be substantially completed by the end of the fiscal year ending December 31, 2026.
(b) During the fourth quarter of 2024, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
(c) In the Company’s press release, dated February 20, 2025, as well as the Company’s current report on Form 8-K, dated the same date, which furnished a copy of such press release as Exhibit 99.1, the Company’s preliminary balance sheet incorrectly indicated that the Company had Other non-current liabilities of $85.8 million. $36.0 million relates to certain foreign exchange hedge liabilities that should have been classified in Accruals and other current liabilities as of December 31, 2024. This has been corrected in the Consolidated Financial Statements presented herein.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company's definitive proxy statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed within 120 days after December 31, 2024 (the “2025 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I.
Stockholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Governance Committee, c/o Secretary, Primo Brands Corporation, 1150 Assembly Drive, Suite 800, Tampa, Florida 33607. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
All of the Company's directors, officers and employees must comply with the Company's Code of Business Conduct and Ethics. The Company's Code of Business Conduct and Ethics is posted on the Company's website, www.primobrands.com under Governance, and the Company intends to comply with obligations to disclose any amendment to, or waiver of, provisions of the Code of Business Conduct and Ethics by posting such information on its website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2025 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2025 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:
1. Financial Statements
The consolidated financial statements and accompanying reports of registered independent public accounting firms are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022, page F-49 of this Annual Report.
3. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
4.1	Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K 12G3/A	4.7	11/12/2024	000-56706
4.1.1	Form of 6.250% Senior Notes due 2029.	8-K 12G3/A	Exhibit A to Exhibit 4.7	11/12/2024	000-56706
4.1.2	First Supplemental Indenture, dated as of February 7, 2025, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.3	2/10/2025	001-42404
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	10/22/2020	001-31410
4.2.1	Form of 3.875% Senior Notes due 2028.	8-K	Exhibit A to Exhibit 4.1	10/22/2020	001-31410

4.2.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent.	10-K	4.5	2/28/2024	001-31410
4.2.3	Guarantee of 3.875% Senior Notes due 2028 by Primo Brands Corporation.	8-K 12G3/A	4.9	11/12/2024	000-56706
4.2.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	2/10/2025	001-42404
4.3	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029.	8-K	4.1	4/30/2021	001-31410
4.3.1	Form of 4.375% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	Exhibit A to Exhibit 4.1	4/30/2021	001-31410
4.3.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee.	10-K	4.6	2/28/2024	001-31410
4.3.3	Guarantee of 4.375% Senior Notes due 2029 by Primo Brands Corporation.	8-K 12G3/A	4.10	11/12/2024	000-56706
4.3.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029	8-K	4.2	2/10/2025	001-42404

4.4	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar, governing the 3.875% Senior Secured Notes due 2028 and the 4.375% Senior Secured Notes due 2029.	8-K	4.1	2/12/2025	001-42404
4.4.1	Form of 3.875% Senior Secured Notes due 2028 (included as Exhibit A-2 to Exhibit 4.1).	8-K	4.2	2/12/2025	001-42404
4.4.2	Form of 4.375% Senior Secured Notes due 2029 (included as Exhibit A-2 to Exhibit 4.1).	8-K	4.3	2/12/2025	001-42404
4.5	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.4	2/12/2025	001-42404
4.5.1	Form of 6.250% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4).	8-K	4.5	2/12/2025	001-42404
4.6	Description of Capital Stock.					*
10.1	Stockholders Agreement, dated as of November 7, 2024, by and among Primo Water Corporation and the Initial ORCP Stockholder.	8-K 12G3/A	10.1	11/12/2024	000-56706
10.2	Form of Indemnification and Advancement Agreement of Primo Brands Corporation.	8-K 12G3/A	10.2	11/12/2024	000-56706
10.3	Credit Agreement, dated as of March 6, 2020, by and among Primo Water Corporation, as parent borrower, Cott Holdings Inc. and Eden Springs Nederland B.V., as subsidiary borrowers, certain other subsidiaries of the Company designated as subsidiary borrowers from time to time, Bank of America, N.A., as administrative agent, collateral agent, lead arranger and bookrunner, and the lenders party thereto.	8-K	10.1	3/10/2020	001-31410
10.3.1	LIBOR Transition Amendment to Credit Agreement, dated September 23, 2021, by and among Primo Water Corporation, as parent borrower, and Bank of America, N.A., as administrative agent.	10-Q	10.1	11/5/2021	001-31410
10.3.2	Second LIBOR Transition Amendment to Credit Agreement, dated January 13, 2023, by and among Primo Water Corporation, as parent borrower, Bank of America, N.A., as administrative agent, and the lenders thereto.	10-K	10.3	3/1/2023	001-31410
10.3.3	Third Amendment, dated as of July 11, 2024, by and among Primo Water Corporation, Bank of America, N.A., as administrative agent, and the financial institutions party thereto.	8-K	2.1	7/15/2024	001-31410
10.4 (1)	First Lien Credit Agreement, dated March 31, 2021, by and among Triton Water Holdings, Inc., as borrower, Triton Water Intermediate, Inc., as holdings, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as collateral agent, and the lenders thereto.	8-K 12G3/A	10.7	11/12/2024	000-56706

10.4.1 (1)	First Amendment to Credit Agreement, dated as of December 9, 2021, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., Branch, as administrative agent and collateral agent, the lenders party thereto.	8-K 12G3/A	10.8	11/12/2024	000-56706
10.4.2 (1)
Second Amendment to First Lien Credit Agreement, dated as of June 9, 2023, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower and Morgan Stanley Senior Funding, Inc., as administrative agent.
						*
10.4.3 (1)
Third Amendment to First Lien Credit Agreement, dated as of March 1, 2024, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and the lenders and other parties party thereto.
						*
10.4.4 (1)	Fourth Amendment to First Lien Credit Agreement, dated as of February 12, 2025, by and among Primo Brands Corporation, Triton Water Holdings, Inc., Primo Water Holdings Inc., the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	2/12/2025	001-42404
10.5(1)	ABL Revolving Credit Agreement, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as borrower, the other borrowers from time to time party thereto, Triton Water Intermediate, Inc., as holdings, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as collateral agent, issuing bank and the swing line lender and the lenders party thereto.	8-K 12G3/A	10.9	11/12/2024	000-56706
10.6 (2)	Primo Brands Corporation Equity Incentive Plan.	8-K 12G3/A	10.10	11/12/2024	000-56706
10.6.1(2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Brands Corporation Equity Incentive Plan.	10-Q	10.7	12/17/2024	001-42404
10.6.2(2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Brands Corporation Equity Incentive Plan.	10-Q	10.8	12/17/2024	001-42404
10.7 (2)	Primo Brands Corporation Employee Share Purchase Plan.	8-K 12G3/A	10.11	11/12/2024	000-56706
10.8 (2)	Legacy Primo Water Corporation 2018 Equity Incentive Plan.	8-K 12G3/A	10.12	11/12/2024	000-56706
10.9 (2)	Legacy Primo Water Corporation Equity Incentive Plan.	8-K 12G3/A	10.13	11/12/2024	000-56706
10.9.1 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.14	11/12/2024	000-56706
10.9.2 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.15	11/12/2024	000-56706
10.9.3 (2)	Form of Nonqualified Stock Option Agreement under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.16	11/12/2024	000-56706
10.9.4 (2)	Form of Nonqualified Stock Option Agreement under the Legacy Primo Water Corporation 2018 Equity Incentive Plan.	8-K 12G3/A	10.17	11/12/2024	000-56706
10.10 (2)	Legacy Primo Water Corporation Severance and Non-Competition Plan.	8-K 12G3/A	10.18	11/12/2024	000-56706

10.11 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Robbert Rietbroek.	10-Q	10.2	12/17/2024	001-42404
10.12 (2)	Offer Letter, dated December 11, 2024, by and between the Company and David Hass.	10-Q	10.3	12/17/2024	001-42404
10.13 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Jason Ausher.	10-Q	10.4	12/17/2024	001-42404
10.14 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Robert Austin.	10-Q	10.5	12/17/2024	001-42404
10.15 (2)	Employment Agreement, dated October 3, 2024, by and between Robert Austin and Primo Brands Corporation.	8-K 12G3/A	10.24	11/12/2024	000-56706
10.16 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Marni Morgan Poe.	10-Q	10.6	12/17/2024	001-42404
10.17 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Hih Song Kim.	S-1/A	10.25	2/7/2025	333-28450
10.18 (1)(2)	Form of Restricted Share Unit Award Agreement, by and between Primo Water Corporation and Robbert Rietbroek.	8-K	Exhibit A to 10.1	11/15/2023	001-31410
10.19 (2)	Primo Brands Corporation Non-Employee Director Compensation Policy.	8-K 12G3/A	10.26	11/12/2024	000-56706
10.20 (2)	Primo Brands Corporation Severance and Non-Competition Plan, dated December 11, 2024.	10-Q	10.1	12/17/2024	001-42404
10.21	Cooperation Agreement, dated May 3, 2023, by and among Primo Water Corporation, Legion Partners Holdings, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Christopher S. Kiper and Raymond T. White.	8-K	10.1	5/3/2023	001-31410
19.1(1)	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Primo Brands Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)					*
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.					*
97.1	Primo Brands Corporation Executive Incentive Compensation Recoupment Policy.	8-K 12G3/A	99.5	11/8/2024	000-56706
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Instance Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.	*
______________________
1     Schedules and exhibits or other portions of this exhibit have been omitted pursuant to Item 601(a) or 601(b) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Indicates a management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Primo Brands Corporation

/s/ ROBBERT RIETBROEK
Robbert Rietbroek
Chief Executive Officer
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ROBBERT RIETBROEK	/s/ KURTIS BARKER
Robbert Rietbroek Chief Executive Officer, Director (Principal Executive Officer) Date: February 27, 2025	Kurtis Barker Director Date: February 27, 2025
/s/ DAVID HASS	/s/ SUSAN E. CATES
David Hass Chief Financial Officer (Principal Financial Officer) Date: February 27, 2025	Susan E. Cates Director Date: February 27, 2025
/s/ JASON AUSHER	/s/ BRITTA BOMHARD
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 27, 2025	Britta Bomhard Director Date: February 27, 2025
/s/ C. DEAN METROPOLOUS	/s/ERIC J. FOSS
C. Dean Metropolous Non-Executive Chairman, Director Date: February 27, 2025	Eric J. Foss Director Date: February 27, 2025
/s/ STEVEN P. STANBROOK	/s/ BILLY D. PRIM
Steven P. Stanbrook Director Date: February 27, 2025	Billy D. Prim Director Date: February 27, 2025
/s/ JERRY FOWDEN	/s/ MICHAEL CRAMER
Jerry Fowden Director Date: February 27, 2025	Michael Cramer Director Date: February 27, 2025
/s/ TONY W. LEE	/s/ KIMBERLY REED
Tony W. Lee Director Date: February 27, 2025	Kimberly Reed Director Date: February 27, 2025
/s/ JOSEPH ROSENBERG	/s/ ALLISON SPECTOR
Joseph Rosenberg Director Date: February 27, 2025	Allison Spector Director Date: February 27, 2025

PRIMO BRANDS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Primo Brands Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Primo Brands Corporation and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the year then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Insurance Reserves
As described in Note 2 to the consolidated financial statements, the Company’s consolidated insurance reserves balance was $153.3 million as of December 31, 2024. The Company maintains insurance retention programs under its general liability, auto liability, and workers’ compensation insurance programs. Management accrues for insurance reserves on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the standard actuarial methods and management’s significant assumptions related to the loss development factors and expected ultimate loss selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness and accuracy of the underlying data used in the standard actuarial methods and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of expected losses and (b) comparing the independent range of expected losses to management’s estimate. Developing the independent range of expected losses involved independently developing loss development factors and expected loss rates.
Acquisition of Primo Water Corporation - Valuation of Customer Relationships
As described in Note 3 to the consolidated financial statements, on November 8, 2024, the Company completed the acquisition of Primo Water Corporation for $3,950.3 million of total purchase price. Of the acquired identifiable intangible assets, $1,046.4 million of acquired customer relationships were recorded. The estimated fair value of customer relationships was calculated by management considering both market participant expectations, using an income approach, as well as estimates and assumptions. Management’s assumptions include projected revenue growth rates, operating expense rates, cost synergies, customer attrition rates, tax rates, contributory asset charges, and risk-adjusted discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Primo Water Corporation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, operating expense rates, cost synergies, customer attrition rates, tax rates, contributory asset charges, and risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, operating expense rates, cost synergies, customer attrition rates, tax rates, contributory asset charges, and risk-adjusted discount rates. Evaluating management’s assumptions related to projected revenue growth rates, operating expense rates, cost synergies, and tax rates involved considering (i) the current and past performance of the Primo Water Corporation business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the customer attrition rates, contributory asset charges, and risk-adjusted discount rates assumptions.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 27, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Triton Water Parent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Triton Water Parent, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
Hartford, Connecticut
August 8, 2024
except for Note 21 and Note 22, as to which the date is
February 27, 2025

PRIMO BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in millions, except share and per share amounts)	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$614.4	$47.0
Trade receivables, net of allowance for expected credit losses of $4.7 and $3.4 as of December 31, 2024 and 2023, respectively	444.0	397.5
Inventories	208.4	180.4
Prepaid expenses and other current assets	150.4	73.1
Current assets held for sale	111.8	—
Total current assets	1,529.0	698.0
Property, plant and equipment, net	2,083.9	1,609.2
Operating lease right-of-use-assets, net	628.7	552.0
Goodwill	3,572.2	817.4
Intangible assets, net	3,191.7	1,420.2
Other non-current assets	70.1	57.0
Non-current assets held for sale	118.9	—
Total assets	$11,194.5	$5,153.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$64.5	$31.9
Trade payables	471.6	356.5
Accruals and other current liabilities	697.7	320.6
Current portion of operating lease obligations	95.5	73.8
Current liabilities held for sale	82.2	—
Total current liabilities	1,411.5	782.8
Long-term debt, less current portion	4,963.6	3,450.7
Operating lease obligations, less current portion	555.6	498.2
Deferred income taxes	738.7	397.0
Other non-current liabilities	49.8	22.4
Non-current liabilities held for sale	31.1	—
Total liabilities	$7,750.3	$5,151.1
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 and $0.001 par value, nil and $1,000 stated value, 100,000,000 and 250,000 shares authorized at December 31, 2024 and 2023, respectively, nil issued and outstanding at December 31, 2024 and 2023	$—	$—
Common stock, $0.01 par value, 900,000,000 shares and 1,050,000 shares authorized, 379,792,996 shares and 1,030,365 shares issued and outstanding at December 31, 2024 and 2023, respectively	3.8	—
Additional paid-in capital	4,971.3	1,024.5
Accumulated deficit	(1,513.7)	(1,014.3)
Accumulated other comprehensive loss	(17.2)	(7.5)
Total stockholders' equity	3,444.2	2.7
Total liabilities and stockholders' equity	$11,194.5	$5,153.8
The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
($ in millions, except share and per share values)	2024	2023	2022
Net sales	$5,152.5	$4,698.7	$4,441.1
Cost of sales	3,530.9	3,346.7	3,446.9
Gross profit	1,621.6	1,352.0	994.2
Selling, general and administrative expenses	1,050.6	924.2	887.0
Acquisition, integration and restructuring expenses	204.1	16.9	83.8
Other operating expense, net	6.6	4.9	0.1
Operating income	360.3	406.0	23.3
Gain on extinguishment of debt	—	—	(8.7)
Interest and financing expense, net	339.6	288.1	211.8
Income (loss) from continuing operations before income taxes	20.7	117.9	(179.8)
Provision for (benefit from) income taxes	33.3	25.1	(53.1)
Net (loss) income from continuing operations	(12.6)	92.8	(126.7)
Net loss from discontinued operations, net of tax	(3.8)	—	—
Net (loss) income	(16.4)	92.8	(126.7)
Dividend on preferred stock	—	25.8	32.7
Excess of redemption price over carrying value of preferred stock	—	3.1	1.1
Net (loss) income attributable to common stockholders	$(16.4)	$63.9	$(160.5)

Net (loss) income per common share
Basic:
Continuing operations	$(0.05)	$0.29	$(0.74)
Discontinued operations	$(0.02)	$—	$—
Net (loss) income per common share	$(0.07)	$0.29	$(0.74)
Diluted:
Continuing operations	$(0.05)	$0.29	$(0.74)
Discontinued operations	$(0.02)	$—	$—
Net (loss) income per common share	$(0.07)	$0.29	$(0.74)

Weighted-average common shares outstanding (in thousands)
Basic	242,315	218,338	218,287
Diluted	242,315	218,338	218,287

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Net (loss) income	$(16.4)	$92.8	$(126.7)
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustments	(9.7)	5.3	(13.0)
Net unrealized actuarial (loss) gain in postretirement benefit plans, net of tax benefit (expense) of $0.1, $0.4 and $(1.2), respectively	(0.3)	(1.1)	3.7
Unrealized gain on fair value hedges, net of tax benefit (expense) of $(0.1)	0.3	—	—
Other comprehensive (loss) income	(9.7)	4.2	(9.3)
Total comprehensive (loss) income	$(26.1)	$97.0	$(136.0)

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ and shares in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2021	0.3	$245.8	1.0	$—	$1,019.9	$(921.9)	$(2.4)	$341.4
Net loss	—	—	—	—	—	(126.7)	—	(126.7)
Other comprehensive loss	—	—	—	—	—	—	(9.3)	(9.3)
Capital contributions	—	—	—	—	2.4	—	—	2.4
Redemption of preferred stock	(0.1)	(65.3)	—	—	(1.1)	—	—	(66.4)
Stock-based compensation	—	—	—	—	1.8	—	—	1.8
Dividends on preferred stock	—	—	—	—	—	(8.6)	—	(8.6)
December 31, 2022	0.2	$180.5	1.0	$—	$1,023.0	$(1,057.2)	$(11.7)	$134.6
Net income	—	—	—	—	—	92.8	—	92.8
Other comprehensive income	—	—	—	—	—	—	4.2	4.2
Issuance of common stock	—	—	—	—	3.3	—	—	3.3
Redemption of preferred stock	(0.2)	(180.5)	—	—	(3.1)	—	—	(183.6)
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	—	(49.9)	—	(49.9)
December 31, 2023	—	$—	1.0	$—	$1,024.5	$(1,014.3)	$(7.5)	$2.7
Net loss	—	—	—	—	—	(16.4)	—	(16.4)
Other comprehensive loss	—	—	—	—	—	—	(9.7)	(9.7)
Common shares repurchased and canceled	—	—	(0.3)	—	(10.4)	—	—	(10.4)
Issuance of common stock	—	—	1.1	—	1.9	—	—	1.9
Common shares issued in connection with the Transaction	—	—	378.0	3.8	3,946.5	—	—	3,950.3
Stock-based compensation	—	—	—	—	8.8	—	—	8.8
Dividends to Sponsor Stockholder	—	—	—	—	—	(448.6)	—	(448.6)
Dividends on common stock ($0.09 per common share)	—	—	—	—	—	(34.4)	—	(34.4)
December 31, 2024	—	$—	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Cash flows from operating activities of continuing operations:
Net (loss) income	$(16.4)	$92.8	$(126.7)
Less: Net loss from discontinued operations, net of income taxes	(3.8)	—	—
Net (loss) income from continuing operations	$(12.6)	$92.8	$(126.7)
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	333.3	305.7	326.2
Amortization of debt discount and issuance costs	18.4	13.5	13.9
Stock-based compensation costs	8.7	1.3	1.8
Write off of long lived assets	7.1	14.3	3.7
Amortization of purchase accounting inventory step-up	6.0	—	—
Restructuring charges	22.0	—	—
Inventory obsolescence expense	16.9	27.6	38.8
Charge for expected credit losses	12.6	14.1	18.4
Deferred income taxes	(78.1)	(40.5)	(59.5)
Gain on extinguishment of debt	—	—	(8.7)
Other non-cash items	3.0	(0.1)	2.6
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	83.6	51.3	(188.0)
Inventories	(0.1)	23.1	(113.1)
Prepaid expenses and other current assets and other assets	(33.5)	1.8	(10.4)
Trade payables	(23.4)	(228.0)	212.4
Accruals and other current and non-current liabilities	99.9	44.0	(3.1)
Net cash provided by operating activities of continuing operations	463.8	320.9	108.3
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(150.2)	(203.6)	(258.5)
Purchases of intangible assets	(40.7)	(14.1)	(78.2)
Cash acquired in the Transaction	665.9	—	—
Proceeds from sale of other assets	—	—	2.9
Purchases of investments	(10.0)	(3.0)	(1.2)
Proceeds from settlement of split-dollar life insurance contracts	2.4	3.0	15.6
Other investing activities	1.2	0.1	—
Net cash provided by (used in) investing activities of continuing operations	468.6	(217.6)	(319.4)

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Cash flows from financing activities of continuing operations:
Proceeds from 2024 Incremental Term Loan, net of discount	392.0	—	—
2024 Incremental Term Loan debt issuance costs	(5.1)	—	—
Proceeds from borrowings from Revolver	25.0	175.0	—
Repayment of borrowings from Revolver	(115.0)	(85.0)	—
Repayment of Term Loans and Senior Notes	(32.0)	(28.0)	(75.0)
Proceeds from borrowings of other debt	8.3	7.0	—
Principal repayment of other debt	(3.5)	—	(0.1)
Principal payment of finance leases	(8.2)	(1.1)	—
Issuance of common shares	1.9	3.3	—
Common shares repurchased and cancelled	(10.4)	—	—
Capital contributions	—	—	2.4
Redemption of preferred stock	—	(183.6)	(66.4)
Dividends paid on preferred stock	—	(49.9)	(8.6)
Dividends paid to common stockholders	(35.7)	—	—
Dividends paid to Primo Water stockholders	(131.5)	—	—
Dividends paid to Sponsor Stockholder	(448.6)	—	—
Other financing	(0.1)	—	—
Net cash used in financing activities of continuing operations	(362.9)	(162.3)	(147.7)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	3.4	—	—
Net cash provided by investing activities from discontinued operations	5.8	—	—
Net cash used in financing activities from discontinued operations	(3.5)	—	—
Net cash provided by discontinuing operations	5.7	—	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1.5)	0.2	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$573.7	$(58.8)	$(359.0)
Cash, cash equivalents, and restricted cash at beginning of period	47.0	105.8	464.8
Cash, cash equivalents, and restricted cash at end of period	$620.7	$47.0	$105.8
Cash and cash equivalents and restricted cash of discontinued operations, end of period	6.3	—	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$614.4	$47.0	$105.8
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$54.1	$41.8	$46.8
Dividends payable issued through accounts payable and accrued liabilities	0.3	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$320.2	$274.3	$198.2
Cash paid for income taxes	97.1	65.9	13.9
The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF THE BUSINESS
Primo Brands Corporation ("Primo Brands", or the "Company") is a leading North American branded beverage company with a focus on healthy hydration, delivering responsibly and domestically sourced diversified offerings across products, formats, channels, price points and consumer occasions, distributed in every state and Canada.
On November 8, 2024, Primo Brands consummated the sequential mergers and transactions contemplated by the Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto dated October 1, 2024 (the document, as amended, the “Arrangement Agreement”, and the aggregation of these activities are henceforth referred to as the "Transaction") in which Primo Brands became the surviving corporation, and Primo Water Corporation ("Primo Water") and Triton Water Parent, Inc. ("BlueTriton") became wholly-owned subsidiaries of Primo Brands. Immediately following the completion of the Transaction, former Primo Water stockholders and Triton Water Parent Holdings, LP, the prior stockholder of BlueTriton and its affiliates (the "Sponsor Stockholder") owned approximately 43% and 57% of the Fully Diluted Shares, respectively.
We have an extensive portfolio of highly recognizable, responsibly sourced and conveniently packaged branded beverages distributed across more than 200,000 retail outlets, including established billion-dollar brands, Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo WaterTM and Sparkletts®, and flavored and enhanced brands like AC+ION® and Splash RefresherTM. These brands are sold directly across retail channels, including mass food, convenience, natural, drug, wholesale, distributors and home improvement, as well as food service accounts in North America. We also have extensive direct-to-consumer offerings with our industry-leading line-up of innovative water dispensers, which create customer and consumer connectivity through recurring water purchases across its Water Direct, Water Exchange and Water Refill businesses. Through our Water Direct business, we deliver sustainable hydration solutions direct to home and business customers. Through our Water Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Water Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. We also offer water filtration units for home and business consumers across North America.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Consolidated Financial Statements are presented in U.S. dollars, which represent the Company’s reporting currency. Unless otherwise noted, dollars are in millions.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments in which the Company does not have significant influence and do not have readily determinable fair values. Certain prior period amounts have been reclassified to conform with the 2024 presentation.
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses") are presented herein as discontinued operations in accordance with U.S. GAAP. On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses.
For the periods subsequent to the Transaction, the operating results associated with the Remaining International Businesses have been reclassified into net income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations and the assets and liabilities associated with the Remaining International Businesses have been reflected as current and long-term assets and liabilities held for sale in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows. The Notes to Consolidated

Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 4. "Discontinued Operations" for additional information on discontinued operations.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other operating expense, net and were insignificant for all periods presented.
Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the amounts of revenues and expenses during the year. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, self-insurance reserves, inventory obsolescence expense, realizability of income taxes, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible asset assessments and the incremental borrowing rate related to lease obligations.
Revenue Recognition
The Company’s principal source of revenue is bottled water sales to customers primarily in the United States. Revenue is recognized when a customer obtains control of promised goods (the obligation), which may be upon shipment of goods or upon delivery to the customer as defined in the customer contract or purchase order. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Amounts collected from customers for sales taxes are excluded from the transaction price. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation (the Company has only one obligation).
The nature of the Company’s contracts give rise to variable consideration including volume-based rebates, growth incentives, point of sale promotions, and other trade promotional discounts (sales incentives). For certain sales incentives, the accrual recorded by the Company for the rebate or discount that will be granted to the customer, requires significant estimation. The critical assumptions used in estimating the sales incentive accruals include the Company’s estimate of expected levels of performance and redemption rates, which requires judgment. These assumptions are developed based upon the historical performance of the customer's participation with similar types of promotions adjusted for current trends. These estimated sales incentives are included in the transaction price of the Company’s contracts with customers as a reduction within net sales and are included as either a reduction in accounts receivable if the customer is entitled to take a deduction on their payment, or as accrued sales incentives in accruals and other current liabilities if the Company anticipates needing to pay the customer.
As of December 31, 2024 and 2023, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Consolidated Balance Sheets were $61.8 million and $84.6 million, respectively.
As of December 31, 2024 and 2023, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Consolidated Balance Sheets were $39.8 million and $45.5 million, respectively.
Shipping and Warehousing Costs
Shipping and handling costs billed to customers are recorded as revenue. Shipping expenses related to costs incurred to deliver products and warehousing costs are recognized within Cost of sales in the Consolidated Statements of Operations.

Marketing, including Advertising Costs
Marketing costs, including advertising, are expensed as incurred and are recognized as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations.
For the years ended December 31, 2024, 2023, and 2022, the Company expensed marketing, including advertising costs, of $218.5 million, $197.7 million, and $227.0 million, respectively.
Stock-Based Compensation
The Company has equity incentive plans under which time-based restricted stock units ("RSUs"), performance-based RSUs, non-qualified stock options, and director stock awards have been granted (as such terms are defined in Note 15 "Stock-Based Compensation"). Additionally, certain employees of BlueTriton were granted Class B units in Triton Water Parent Holdings, LP as profit interest units ("PIUs"), which consisted of a combination of time-based PIUs (approximately 1/2 of the PIUs) and performance-based PIUs (approximately 1/2 of the PIUs).
Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value of the awards. The Company recognizes stock-based compensation expense for time-based awards and certain performance-based awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term of two to three years. For performance-based PIUs where vesting is contingent upon the satisfaction of both a service condition and a performance condition, the Company recognizes stock-based compensation expense over the respective requisite service period of the award only when achievement of the performance condition is considered probable. The Company accounts for forfeitures of stock-based compensation awards as they occur.
The fair value of the Company’s Time-based RSUs, certain Performance-based RSUs, and director stock awards are based on the closing market price of its Class A common stock on the date of grant as stated on the NYSE. The fair value of non-qualified stock options and PIUs is determined as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price, and expected dividends.
The Company records stock-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Operations.
All excess tax benefits and tax deficiencies related to stock-based compensation are recognized in results of operations at settlement or expiration of the award. The excess tax benefit or deficiency is calculated as the difference between the grant date price and the price of our Class A common stock on the vesting or exercise date.
Derivative Financial Instruments
The Company uses foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of the €450.0 million 3.875% senior notes due October 31, 2028. Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the derivative financial instruments in Other operating expense, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other operating expense, net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company manages credit risk related to the derivative financial instruments by requiring high credit standards for its counterparties. Refer to Note 19. "Hedging Transactions and Derivative Financial Instruments" for further information on the Company's derivative financial instruments.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of 90 days or less at the time of purchase. The fair values of cash, cash equivalents and restricted cash approximate the amounts shown on the Consolidated Balance Sheets due to their short-term nature.

Trade Receivables and Allowance for Credit Losses
All trade receivables are uncollected amounts owed to the Company from transactions with its customers. Trade receivables represent amounts billed to customers which are recorded at invoiced amounts, net of trade allowances and discounts. These balances do not bear interest, and are presented net of allowance for credit losses. The allowance for credit losses is the Company’s estimate of current expected credit losses on its existing accounts receivable and is determined based on historical customer assessments, current financial conditions, and assessments of expected outcomes. Accounts receivables are written-off when the Company has exhausted all collection efforts and determines the receivable will not be recovered.
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables. The Company’s cash accounts in a financial institution may at times exceed the $250,000 insurance provided by the Federal Depository Insurance Corporation. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses. The Company has historically not experienced any significant losses related to the collection of its trade receivables.
As of, and for the year ended, December 31, 2024 there was one customer who made up approximately 20% of Trade receivables, net of expected credit losses and 24% of Net sales. As of, and for the year ended, December 31, 2023, there was one customer who made up approximately 30% of Trade receivables, net of allowance for expected credit losses and 25% of Net sales. As of, and for the year ended, December 31, 2022 there was one customer who made up approximately 25% of both Trade receivables, net of expected credit losses and Net sales.
Inventories
All inventories are valued at the lower of cost calculated using the average cost method or net realizable value. Finished goods and semi-finished goods include the inventory costs of raw materials, direct labor and manufacturing overhead costs. The Company adjusts inventory costs down to a net realizable value and to reserve for estimated obsolescence of both raw materials and finished goods. Factors influencing these adjustments include the aging of inventories on hand, along with a comparison to estimated future usage, sales and related sales price.
Property, Plant and Equipment, net
Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over an asset’s estimated useful life as follows:

Type of Asset	Useful Life
Land	N/A
Buildings	10 - 61 years
Machinery and equipment	5 - 25 years
Leasehold improvements	The lesser of useful life or lease term
Tools, furniture, information technology and sundry equipment	1 - 18 years
Vehicles	3 - 15 years
Construction in progress is not depreciated until the individual asset is ready for service.
Maintenance and repairs are charged to operating expense when incurred; additions and improvements that expand the functionality or increase the useful life of the asset are capitalized.
Internal-Use Software
Internal-use software is software acquired, internally developed, or modified solely to meet the Company's internal needs, and during the software's development, no substantive plan exists to sell the software. The accounting treatment for computer software developed for internal use depends on the nature of activities performed at each stage of development. The preliminary project stage includes conceptual formulation of design alternatives, determination of system requirements, vendor demonstrations, and final selection of vendors, and during this stage costs are expensed as incurred. The application development stage includes software configuration, coding, hardware installation, and testing. During this stage, certain costs are capitalized, including external direct costs of materials and services, as well as payroll and payroll-related costs for employees who are directly associated with the project, while certain costs are expensed as incurred, including training and data conversion costs. The post-implementation stage includes support and maintenance, and during this stage costs are expensed as incurred. Capitalized internal-use software costs are recorded within intangible assets, net and are not amortized until the individual asset is ready for use. Amortization of capitalized costs is recorded on a straight-line basis over an asset’s estimated useful life, which generally ranges from three to five years.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment, right-of-use ("RoU") assets and definite-lived intangible assets. The Company reviews the carrying amount of a long-lived asset or asset group when there is an indication of impairment. Impairment indicators include a significant decrease in the market price, a significant adverse change in the manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected for the acquisition or development of an asset or asset group, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of an asset or asset group, and/or a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group based on resale value and recognize an impairment loss if the carrying amount exceeds its fair value.
Leases
The Company has operating and finance leases for office and warehouse space, vehicles, furniture, machinery and equipment, and tools. At inception of a contract, the Company determines whether that contract is or contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. The Company has control of the asset if it has the right to direct the use of the asset and obtains substantially all of the economic benefits from the use of the asset throughout the period of use.
As a practical expedient, the Company does not recognize a RoU asset or lease obligation for leases with a lease term of 12 months or less.
In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.
Lease contracts may include lease components and non-lease components, such as common area maintenance and utilities for property leases. The Company has elected the practical expedient to combine lease and non-lease components.
The Company classifies a lease as a finance lease when it meets any of the following criteria at the lease commencement date: (1) the lease transfers ownership of the underlying asset to the Company by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is for the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the criteria above are met, the Company classifies the lease as an operating lease.
On the lease commencement date, the Company records a RoU asset and lease obligation on the balance sheet for each lease arrangement that has an original lease term of more than 12 months. The RoU asset represents the Company’s right to use an underlying asset for the lease term while the lease obligation represents the commitment to make lease payments arising from the lease. The RoU asset consists of: 1) the amount of the initial lease obligation; 2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and 3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the RoU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest specific to the U.S. treasury rate that aligns with the applicable lease term plus a credit spread associated with the Company's credit rating. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise.

Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term. The amortization of the RoU asset is calculated as the straight-line lease expense as adjusted by the accretion of the interest on the lease obligation each period. The lease obligation is reduced by the cash payment less the interest each period.
Sale-and-leaseback transactions occur when the Company sells assets to a third-party and subsequently leases them back. If the transaction qualifies as a sale, the resulting leases are evaluated and accounted for as an operating lease. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain sale recognition criteria is accounted for as a financing transaction.
Goodwill and Other Intangible Assets
The Company classifies intangible assets into three categories: (1) goodwill, (2) intangible assets with indefinite lives not subject to amortization and (3) intangible assets with definite lives subject to amortization.
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination.
The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized.
For financial reporting purposes, amortization expense is computed on a straight-line basis over an asset’s useful life as follows:

Type of Intangible Asset	Useful Life
Customer relationships	10 - 15 years
Water rights	1 - 40 years
Other	1 - 18 years
The Company’s intangible assets with indefinite lives relate to trademarks and trade names acquired. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
Goodwill and intangible assets with indefinite lives are not amortized, and as a result, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. Goodwill is tested for impairment at the reporting unit level and indefinite-lived intangible assets are tested for impairment at the asset level. In performing the goodwill impairment test the Company may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. Factors considered include macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in the Company’s operations or brand. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for goodwill and indefinite-lived intangible assets, an assessment is performed to determine the fair value of the reporting unit and indefinite-lived intangible asset, respectively. The Company uses either the income approach or in some cases a combination of income and market-based approaches, to determine the fair value of the Company's assets, as well as an overall comparison to enterprise value. If the carrying value of the reporting unit or intangible asset exceeds the estimated fair value, an impairment charge is recognized in an amount equal to that excess. Goodwill is tested for impairment at the reporting unit level annually, in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The Company performed a qualitative assessment during the year ended December 31, 2024 and determined that the fair values of its reporting units and intangible assets with indefinite lives were not less than recorded carrying values, and therefore no impairment exists. The goodwill and intangible assets with indefinite lives resulting from the Transaction will be tested for impairment beginning in 2025 due to the proximity of the acquisition to year end.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2024, we determined that the fair value of each of our reporting units, including the goodwill resulting from the Transaction, exceeded their carrying amounts.

There are inherent uncertainties related to each of the assumptions used in the qualitative assessment, and the Company’s judgment in applying them. Changes in the assumptions used in the Company’s qualitative assessment of goodwill and indefinite-lived intangible assets could result in impairment charges that could be material to the Consolidated Financial Statements in any given period.
Insurance Reserves
The Company maintains insurance retention programs under its general liability, auto liability, and workers' compensation insurance programs. The Company also carries excess coverage to mitigate catastrophic losses. The Company uses an independent third-party actuary to assist in determining its insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from the Company's estimates. The Company recorded insurance reserves of $153.3 million and $41.8 million as of December 31, 2024 and 2023, respectively, within Accruals and other current liabilities in the Consolidated Balance Sheets, of which $23.8 million and $9.8 million, respectively, was covered by insurance and included as a component of Prepaid expenses and other current assets in the Consolidated Balance Sheets.
Income Taxes
The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The effect of a change in income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment of such rate change. A valuation allowance, if necessary, is recorded against deferred tax assets if utilization is not likely.
The Company recognizes a tax position in its financial statements when that tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statutes of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.
Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:
•Level 1 — observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — significant other observable inputs that are observable either directly or indirectly; and
•Level 3 — significant unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions.
Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 12 "Debt" for disclosures of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to improve the disclosures about a public entity’s reportable segments and provide for the disclosure of additional and more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The required disclosures have been included in the Company's Consolidated Financial Statements. Refer to Note 21 "Segment Reporting" for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to modify the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The new standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03, as amended by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date, will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
NOTE 3—BUSINESS COMBINATIONS
Primo Water Corporation Arrangement Agreement and Merger
As described in Note 1 "Description of the Business", on November 8, 2024 BlueTriton and Primo Water combined their respective businesses through an all-stock transaction and became subsidiaries of the Company. The Transaction was accounted for as a business combination using the acquisition method with BlueTriton as the accounting acquirer in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). ASC 805 provides that in a business combination effected through an exchange of equity interests, such as the Transaction, the entity that issues equity interests is generally the acquiring entity. However, under certain situations, the acquirer for accounting purposes may not necessarily be the entity that issues its equity interest to effect the business combination, particularly when the entity was newly created by one or more parties to a business combination.
After careful consideration, BlueTriton was determined to be the accounting acquirer based on evaluation of the following facts and circumstances. In identifying BlueTriton as the accounting acquirer, the companies took into account many factors including: (i) the relative voting rights in the combined entity after the business combination, (ii) the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity, (iii) the composition of the governing board of directors of the combined entity, (iv) the composition of the senior management of the combined entity, (v) if one of the combining entities is significantly larger than the other combining entity or entities, (vi) which entity initiated the business combination, (vii) whether the new company formed as a result of the business combination transfers cash or other assets or incurs liabilities as consideration in the transaction, and (viii) other qualitative factors. Although no single factor was the sole determinant, the primary factors that resulted in BlueTriton being designated as the accounting acquirer were the voting rights and ownership interest; the composition of the Board; the relative size and estimated market value of the businesses; and the background of the business combination which indicates that BlueTriton was the initiator of the business combination.
Accordingly, assets acquired and liabilities assumed are measured at their acquisition date fair values.
Primo Water is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The Company believes that the Transaction will create a leading player in the pure-play healthy hydration industry, well-positioned in one of the largest components of the U.S. beverage category.
The purchase price of $3,950.3 million has been allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Goodwill arising from the acquisition is attributable to the value of the acquired assembled workforce and the premium paid. The portion of goodwill deductible for tax purposes is $69.6 million.

The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by the Company, with the excess of the purchase price over the fair value of Primo Water’s net assets recorded as goodwill.:

($ in millions)	Fair Value
Purchase Price
Estimated fair value of equity instruments:
Class A common shares issued to Primo Water shareholders	$3,883.2
Replacement share-based payment awards:
Stock options	12.7
Performance-based RSUs converted into time-based RSUs	39.6
Time-based RSUs	13.7
Other awards	1.1
Total consideration	$3,950.3

Identifiable assets acquired and liabilities assumed
Cash, cash equivalents and restricted cash	$665.9
Trade receivables	144.1
Inventories	53.1
Prepaid expenses and other current assets	45.8
Current assets held for sale	74.6
Property, plant, and equipment	592.6
Operating lease right-of-use-assets	150.9
Intangible assets	1,836.7
Other non-current assets	7.1
Non-current assets held for sale	122.1
Current portion of long-term debt	(16.8)
Trade payables	(145.5)
Accruals and other current liabilities	(397.3)
Current portion of operating lease obligations	(27.2)
Current liabilities held for sale	(88.0)
Long-term debt, less current portion	(1,223.1)
Operating lease obligations, less current portion	(127.6)
Deferred income taxes	(420.9)
Other non-current liabilities	(18.2)
Non-current liabilities held for sale	(36.1)
Total identifiable net assets acquired	$1,192.2
Goodwill	2,758.1
Purchase Price	$3,950.3
The assets and liabilities acquired in the Transaction are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.
The Company recorded $108.7 million of acquisition-related costs associated with the Transaction during the year ended December 31, 2024, which are included in Acquisition, integration and restructuring expenses in the Consolidated Statement of Operations.

Intangible Assets
In the Company's determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products.
The estimated fair values of identified intangible assets are calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by the Company's management.
The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition. Assumptions include projected revenue growth rates, operating expense rates, cost synergies, customer attrition rates, tax rates, contributory asset charges, and risk-adjusted discount rates.
The estimated fair value of trademarks and trade names represents the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee. Assumptions include revenue growth rate, royalty rate, and discount rate.
The estimated fair value of water rights represents the economic benefit resulting from the legal right to extract water from spring sources. The primary assumption is the discount rate.
The following table presents the components of identifiable intangible assets associated with the Transaction and their estimated weighted-average useful lives:

($ in millions)	Estimated Fair Market Value	Weighted-Average Useful Life (Years)
Trademarks and trade names	$594.6	Indefinite
Definite-lived trademarks and trade names	18.7	1 year
Customer relationships	1,046.4	15 years
Water rights	157.6	25 years
Software	15.1	1 year
Other	4.3	2 years
Total identifiable intangible assets	$1,836.7
Goodwill
The principal factor that resulted in recognition of goodwill was the basis of the purchase price in the Transaction, in part, on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into the Company's operations, which is of greater value than on a standalone basis.
Unaudited Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma information for the periods presented as if the business combination occurred on January 1, 2023:

	For the Year Ended December 31,
($ in millions)	2024	2023
Net sales	$6,813.5	$6,461.3
Net income	$55.9	$51.8
The pro forma results presented above primarily include the impacts of the following: the alignment of Primo Water accounting policies to those of BlueTriton, non-recurring expenses related to transaction costs incurred by BlueTriton, the estimated amortization expense associated with the fair value of the acquired intangible assets and the tax impact of these adjustments. The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time.
For the post-Transaction period ended December 31, 2024, the net sales and net losses attributable to the acquired Primo Water business reflected in the Consolidated Statements of Operations were $254.4 million and $26.8 million, respectively.
The Company did not have material acquisition activity during the year ended December 31, 2023.

NOTE 4—DISCONTINUED OPERATIONS
Discontinued Operations
Following completion of the Transaction, Primo Water's Remaining International Businesses are presented as discontinued operations in the Company's Consolidated Financial Statements and notes thereto.
As of December 31, 2024, the total assets and liabilities of discontinued operations classified as held for sale included in the Company's Consolidated Balance Sheets were $184.8 million and $113.3 million, respectively.
Continuing Operations Assets Held for Sale
In October 2024, the Company's management approved the sale of a production facility in Ontario, Canada. The Company classified the facility and associated assets as held for sale and fair valued them utilizing level 3 inputs. As of December 31, 2024, $45.9 million in assets held for sale related to this production facility were classified in Current assets held for sale in the Consolidated Balance Sheets. The Company closed on the sale of the facility and associated assets on January 31, 2025.
NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table presents the components of Cash, cash equivalents and restricted cash in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Cash and cash equivalents	$613.7	$44.7
Restricted cash	0.7	2.3
Total cash, cash equivalents and restricted cash	$614.4	$47.0
The restricted cash balance relates to bottle deposits that are required for specific U.S. state programs.
NOTE 6—INVENTORIES
The following table presents the components of Inventories in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Raw and packaging materials and semi-finished goods	$117.8	$122.8
Finished goods	90.6	57.6
Total inventories	$208.4	$180.4
NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET
The following table presents the components of Property, plant and equipment, net, in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Machinery and equipment	$1,351.8	$1,194.5
Buildings	489.1	449.0
Tools, furniture, information technology and sundry equipment	625.8	410.9
Construction in progress	105.4	124.0
Leasehold improvements	61.3	48.2
Land	162.3	76.8
Vehicles	260.0	72.2
Less: Accumulated depreciation	(971.8)	(766.4)
Total property, plant and equipment, net	$2,083.9	$1,609.2
Depreciation expense related to property, plant and equipment for the years ended December 31, 2024, 2023, and 2022 was $250.0 million, $231.8 million and $256.9 million, respectively. Additions to property plant and equipment during the year ended December 31, 2024 and 2023 include capitalized interest of $4.8 million and $11.4 million, respectively.

Included in Cost of sales in the Consolidated Statement of Operations during the year ended December 31, 2023 is a charge related to the write off of property, plant and equipment of $9.8 million.
NOTE 8—LEASES
The Company’s leasing activities consist of operating and finance leases for land, buildings, offices and warehouse space, vehicles, certain machinery and equipment, tools, furniture and other equipment. The lease term used for calculating RoU assets and lease obligations is determined by considering the non-cancelable lease term and options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The determination to include or exclude option periods is generally made by considering the activity in the region for the underlying asset corresponding to the respective lease, among other contract-based and market-based factors.
Some of the Company’s leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, and other variable operating expenses. Such amounts are not included in the measurement of the lease obligation and are recognized in the period when the items are incurred.
The following table presents the components of lease costs in the Consolidated Statements of Operations for the periods presented:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Operating lease expense	$116.7	$119.5	$104.7
Short-term and variable lease expense	18.8	17.2	20.0
Finance lease related expense:
Depreciation expense	9.0	0.5	—
Interest on lease liabilities	2.3	0.1	—
Total lease expense	$146.8	$137.3	$124.7

Sub-lease income	$2.5	$0.2	$0.2
The operating lease expense above is included within the Other non-cash items line item in the Consolidated Statements of Cash Flows.
Included in Cost of sales in the Consolidated Statements of Operations during the year ended December 31, 2023 is an impairment charge of $4.5 million for RoU assets related to factory equipment that management determined was no longer fit for service.
The following table summarizes supplemental cash flow information related to leases for the periods presented:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash outflows related to operating leases	$114.1	$114.8	$96.3
Operating cash outflows related to finance leases	$2.3	$0.1	$—
Financing cash outflows related to finance leases	$8.2	$0.4	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12.7	$136.6	$78.2
Finance leases	$42.7	$11.3	$—

The following table summarizes supplemental balance sheet information related to leases as of the periods presented:

	December 31,
($ in millions)	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$628.7	$552.0
Current operating lease obligations	$95.5	$73.8
Operating lease obligations, less current portion	555.6	498.2
Total operating lease obligations	$651.1	$572.0

Finance leases:
Property, plant and equipment, net	$100.3	$10.9
Current portion of long-term debt	$27.4	$1.8
Long-term debt, less current portion	72.8	8.2
Total financing lease obligations	$100.2	$10.0

Weighted-average remaining lease term:
Operating leases	8.2 years	8.8 years
Financing leases	4.2 years	4.6 years
Weighted-average discount rate:
Operating leases	5.8%	5.7%
Financing leases	6.4%	9.6%
The following table summarizes the maturities of lease obligations:

($ in millions)	Operating Leases	Finance Leases
2025	$133.6	$33.5
2026	121.8	31.1
2027	103.0	19.4
2028	85.1	13.7
2029	70.0	7.4
Thereafter	313.9	9.6
Total lease payments	827.4	114.7
Less: Imputed interest	(176.3)	(14.5)
Total lease obligations	$651.1	$100.2
NOTE 9—GOODWILL
The changes in the carrying amount of Goodwill in the Consolidated Balance Sheets for the periods presented were as follows:

($ in millions)	Amount
Balance as of December 31, 2022	$816.5
Foreign exchange rate changes	0.9
Balance as of December 31, 2023	817.4
Acquisitions	2,758.1
Foreign exchange rate changes	(3.3)
Balance as of December 31, 2024	$3,572.2

NOTE 10—INTANGIBLE ASSETS, NET
The following table presents Intangible assets, net, in the Consolidated Balance Sheets by major class as of the periods presented:

	December 31, 2024			December 31, 2023
($ in millions)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$1,281.8	$(79.5)	$1,202.3	$240.9	$(51.7)	$189.2
Water rights	621.0	(70.9)	550.1	494.5	(59.6)	434.9
Software	205.3	(98.7)	106.6	168.3	(70.8)	97.5
Trademarks and trade names	18.7	(2.7)	16.0	—	—	—
Other	45.5	(8.6)	36.9	17.1	(6.2)	10.9
Total definite-lived intangible assets	$2,172.3	$(260.4)	$1,911.9	$920.8	$(188.3)	$732.5
Indefinite-lived intangible assets
Trademarks and trade names	$1,279.8	$—	$1,279.8	$687.7	$—	$687.7
Total intangible assets, net	$3,452.1	$(260.4)	$3,191.7	$1,608.5	$(188.3)	$1,420.2
For the years ended December 31, 2024, 2023, and 2022, amortization expense of definite-lived intangible assets was $83.3 million, $74.8 million, and $65.0 million, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2024, estimated amortization expense for each of the five succeeding years and thereafter is as follows:

($ in millions)	Amount
2025	$166.7
2026	138.5
2027	135.7
2028	134.5
2029	124.5
Thereafter	1,184.9
Total [1]	$1,884.8
______________________
1     This table excludes $27.1 million of software development costs that are in-progress as of December 31, 2024 and not yet amortizable.

NOTE 11—ACCRUALS AND OTHER CURRENT LIABILITIES
The following table summarizes Accruals and other current liabilities in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Accrued compensation	$173.0	$111.4
Accrued sales incentives	39.8	45.5
Property and casualty insurance reserves	153.3	41.8
Accrued deposits	90.0	37.8
Accrued taxes	29.8	17.0
Accrued interest	20.7	13.7
Accrued restructuring	46.4	2.7
Derivative liabilities	41.4	3.6
Other	103.3	47.1
Total accruals and other current liabilities	$697.7	$320.6
NOTE 12—DEBT
The following table summarizes Long-term debt in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Term Loans	$3,098.6	$2,730.6
6.250% Senior Notes	713.0	713.0
3.875% Senior Notes [1]	459.8	—
4.375% Senior Notes [1]	710.0	—
ABL Credit Facility	—	90.0
Finance lease obligations (see Note 8 "Leases")	100.2	10.0
Other	11.4	6.5
Unamortized debt costs and discounts	(64.9)	(67.5)
Total debt	$5,028.1	$3,482.6
Less: Current portion of long term debt	64.5	31.9
Long-term debt, less current portion	$4,963.6	$3,450.7
______________________
1     The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of €8.6 million ($8.9 million at exchange rates in effect on December 31, 2024) and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs and discounts, in each of the next five years and thereafter:

($ in millions)	Amount
2025	$37.1
2026	36.8
2027	33.5
2028	3,471.3
2029	1,463.0
Thereafter	—
Total	$5,041.7

The following describes the terms of our debt instruments in effect as of December 31, 2024:
Term Loans
Triton Water Holdings, Inc. (“Triton Water Holdings”) and Triton Water Intermediate, Inc. (“Intermediate Holdings”), both wholly owned subsidiaries of the Company, entered into a Term Loan Agreement (as amended, the “Amended Credit Agreement” and such term loans thereunder, the “Term Loans”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which the Company borrowed term loans in an aggregate principal amount of $2,550.0 million. The Term Loans have a maturity date of March 31, 2028. In connection with the issuance of the Term Loans, the Company incurred debt issuance and transaction costs of $80.3 million that are recorded as a reduction of the carrying amount of the Term Loans and are being amortized using the effective interest method over the term to maturity.
The Amended Credit Agreement permits the Company to incur incremental term loans in an aggregate amount not to exceed the greater of (i) $536.0 million and (ii) 1.0 multiplied by the pro forma consolidated adjusted EBITDA of the Company for the most recently ended four full fiscal quarters, plus certain additional amounts, including unlimited amounts subject to, among other things, pro forma compliance with a first lien net leverage ratio, secured net leverage ratio or total net leverage ratio.
On December 9, 2021, Triton Water Holdings and Intermediate Holdings entered into the First Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $250.0 million with a maturity date of March 31, 2028. The Company recorded debt discounts of $3.6 million related to the First Amendment to the Amended Credit Agreement that are recorded as a reduction of the carrying amount of the incremental term loans and are being amortized using the effective interest method over the remaining term to maturity. The Company accounted for the amendment as a modification. Accordingly, transaction fees of $3.4 million related to the First Amendment to the Amended Credit Agreement were expensed as incurred. The BlueTriton Term Loan Credit Agreement was amended by that certain Second Amendment to the BlueTriton Term Loan Credit Agreement on June 9, 2023, primarily to effectuate the transition of the interest rate benchmark from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR").
On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million (the “2024 Incremental Term Loans”) with a maturity date of March 31, 2028. In connection with the 2024 Incremental Term Loans, BlueTriton incurred debt issuance and transaction costs of $5.1 million and debt discounts of $8.0 million, all of which are recorded as a reduction of the carrying amount of the 2024 Incremental Term Loans and are being amortized using the effective interest method over the remaining term to maturity.
The 2024 Incremental Term Loans had no impact on the terms, or amounts outstanding, under the Amended Credit Agreement. The Term Loans and the 2024 Incremental Term Loans will collectively be defined as the “Term Loans” henceforth.
Interest Rate and Fees
The interest rate per annum applicable to loans under the Term Loans is, at the Company’s option, equal to either an alternate base rate or an adjusted SOFR rate for a one-, three-, or six-month interest period, in each case, plus an applicable margin that ranges from 3.25% to 3.5% based on BlueTriton’s leverage. The alternate base rate will be the greater of (i) the rate determined by Morgan Stanley from time to time as its prime commercial lending rate for U.S. Dollar loans in the United States on such day, (ii) the federal funds effective rate calculated by the Federal Reserve Bank of New York, plus 0.50%, and (iii) the adjusted SOFR rate for an interest period of one month plus 1.00%. The adjusted SOFR rate will be the rate per annum equal to the SOFR as determined by the Federal Reserve Bank of New York (or its successor) plus a spread adjustment; provided, that in no event, shall the adjusted SOFR rate with respect to the current term loans be less than 0.50%.
At December 31, 2024 and 2023, unamortized debt issuance costs and discount related to the Term Loans were $54.4 million and $54.9 million, respectively.
On the last business day of each fiscal quarter the Company is required to make an aggregate principal amount equal to 0.25% of the aggregate principal amount of the Term Loans, or $32.0 million annually, as presented in the Consolidated Statements of Cash Flows.
The applicable weighted average interest rate for the Term Loans as of December 31, 2024 and 2023 was 7.90% and 8.86%, respectively. During the years ended December 31, 2024 and 2023, the Company made scheduled principal payments of $32.0 million and $28.0 million related to the Term Loans, respectively.

ABL Credit Facility
On March 31, 2021, Triton Water Holdings and Intermediate Holdings entered into the asset based lending ("ABL") revolving credit agreement (“ABL Credit Facility") with the Lenders for up to $350.0 million of revolving loan commitments, up to $50.0 million of which is available as swingline loans and up to $75.0 million of which is available as letters of credit, which letters of credit shall expire not more than 12 months after the date of issuance (with options for auto renewal). The ABL Credit Facility has a maturity date of March 31, 2026. In conjunction with the issuance of the ABL Credit Facility, the Company incurred $6.0 million of debt issuance costs, which are amortized ratably over the five-year term of the ABL Credit Facility. As of December 31, 2024 and 2023, the unamortized debt issuance costs related to the ABL Credit Facility were $1.6 million and $2.7 million. respectively, and are included in Other non-current assets in the Consolidated Balance Sheets.
Interest Rate and Fees
The interest rate per annum applicable to loans under the ABL Credit Facility is, at the Company’s option, equal to either an alternate base rate or an adjusted SOFR rate for a one-, three-, or six-month interest period, or a twelve-month period if available from all relevant affected lenders, in each case, plus an applicable margin, equal to (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) an adjusted SOFR rate plus a margin ranging from 1.50% to 2.00%, in each case with such margin depending on the monthly average unused borrowing availability under the ABL Credit Facility.
The Company is required to pay a commitment fee ranging from 0.25% to 0.375%, based on the Company's average daily total utilization of the ABL Credit Facility.
Amounts available for borrowing are reduced by letters of credit outstanding; refer to table below for available borrowing amounts.
6.250% Senior Notes
On March 31, 2021, Triton Water Holdings issued $770.0 million aggregate principal amount of unsecured 6.250% Senior Notes due 2029 (“6.250% Senior Notes”). The Company incurred $19.0 million of debt issuance costs related to the 6.250% Senior Notes, which were recorded as a reduction of the carrying amount of the 6.250% Senior Notes. The debt issuance costs are being amortized using the effective interest method over a period of eight years, which represents the term to maturity of the 6.250% Senior Notes. As of December 31, 2024 and 2023, unamortized debt issuance costs related to the 6.250% Senior Notes were $10.6 million and $12.6 million, respectively.
During the year ended December 31, 2022, the Company paid $47.0 million to repurchase $57.0 million in aggregate principal amount of the 6.250% Senior Notes. As a result of these transactions, the Company recorded a gain of $8.7 million on extinguishment of debt, net of a write-off of $1.3 million of capitalized debt issuance costs.
BlueTriton Debt Covenants
The Term Loans, the indenture governing the 6.250% Senior Notes, and the ABL Credit Facility contain certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; (viii) enter into certain transactions with affiliates; and (ix) other miscellaneous restrictions. As of December 31, 2024, the Company was compliant with all affirmative and negative covenants.
The ABL Credit Facility also requires BlueTriton to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during any period commencing on any day when specified excess availability is less than the greater of (1) $25.0 million or (2) 10.00% of the maximum borrowing amount. As of December 31, 2024, the Company was not required to maintain this ratio as the excess availability exceeded the designated thresholds.
Revolving Credit Agreement
On March 6, 2020, Primo Water entered into a credit agreement among Primo Water, as parent borrower, Primo Water Holdings Inc. ("Primo Issuer"), a wholly-owned subsidiary of Primo Water, and certain other subsidiary borrowers, certain other subsidiaries of Primo Water from time to time designated as subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Revolving Credit Agreement”).

The Revolving Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Primo Water Revolving Credit Facility”), which may be increased by incremental credit extensions from time to time in the form of term loans or additional revolving credit commitments. The Primo Water Revolving Credit Facility has a five year maturity date and includes letter of credit and swingline loan sub-facilities.
At the time of the Transaction, there were no amounts outstanding under the Revolving Credit Agreement.
Amounts available for borrowing under the Revolving Credit Agreement are reduced by letters of credit outstanding; refer to table below for available borrowing amounts.
Unutilized commitments under the Revolving Credit Agreement are subject to a commitment fee ranging from 0.20% to 0.30% per annum depending on Primo Water's consolidated total leverage ratio, payable on a quarterly basis.
3.875% Senior Notes
On October 22, 2020, Primo Issuer issued €450.0 million ($468.7 million at exchange rates in effect on December 31, 2024) of 3.875% Senior Notes due October 31, 2028 (the “3.875% Senior Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 3.875% Senior Notes are guaranteed by Primo Water and certain subsidiaries that are currently obligors under the Revolving Credit Agreement and the 4.375% Senior Notes (as defined below). The 3.875% Senior Notes will mature on October 31, 2028 and interest is payable semi-annually on April 30 and October 31 of each year commencing on April 30, 2021.
In connection with the Transaction, the Company recorded the difference between the carrying value of the 3.875% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount of €8.9 million ($9.2 million at exchange rates in effect on December 31, 2024), which is being amortized using the effective interest method at an effective interest rate of 4.42% and recorded to Interest and financing expense, net on the Company’s Consolidated Statements of Operations over the remaining term of the 3.875% Senior Notes. As of December 31, 2024, the unamortized discount for the 3.875% Senior Notes was €8.6 million ($8.9 million at exchange rates in effect on December 31, 2024).
4.375% Senior Notes
On April 30, 2021, Primo Issuer issued $750.0 million of 4.375% Senior Notes due April 30, 2029 (the “4.375% Senior Notes ”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 4.375% Senior Notes are guaranteed by Primo Water and certain subsidiaries that are currently obligors under the Revolving Credit Agreement and the 3.875% Senior Notes. The 4.375% Senior Notes will mature on April 30, 2029 and interest is payable semi-annually on April 30 and October 31 of each year commencing on October 31, 2021.
In connection with the Transaction, the Company recorded the difference between the carrying value of the 4.375% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount in the amount of $41.2 million, which is being amortized using the effective interest method at an effective interest rate of 5.78% and recorded to Interest and financing expense, net on the Company’s Consolidated Statements of Operations over the remaining term of the 4.375% Senior Notes. As of December 31, 2024, the unamortized discount for the 4.375% Senior Notes was $40.0 million.
Debt Covenants
Under the indentures governing the 3.875% Senior Notes and 4.375% Senior Notes, the Company is subject to a number of covenants, including covenants that limit the Company and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of its assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 31, 2024, the Company in compliance with all of the covenants under each series of notes.
The Revolving Credit Agreement has two financial covenants, a consolidated secured leverage ratio and an interest coverage ratio. The consolidated secured leverage ratio must not be more than 3.50 to 1.00, with an allowable temporary increase to 4.00 to 1.00 for the quarter in which the Company consummates a material acquisition with a price not less than $125.0 million, for three quarters. The interest coverage ratio must not be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of December 31, 2024.
In addition, the Revolving Credit Agreement has certain non-financial covenants, such as covenants regarding indebtedness, investments, and asset dispositions. The Company was in compliance with all covenants as of December 31, 2024.

Parent Guarantees
Upon consummation of the Transaction, we entered into guarantees of the payment obligations of Primo Issuer with respect to (i) the 3.875% Senior Notes, issued pursuant to that certain Indenture, dated as of October 22, 2020, by and among the Issuer, the guarantors party thereto, BNY Canada, as Canadian trustee, BNY US, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent , and (ii) the 4.375% Senior Notes, issued pursuant to that certain Indenture, dated as of April 30, 2021, by and among the Issuer, the guarantors party thereto, BNY Canada, as Canadian trustee, and BNY US, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent.
The following table summarizes amounts available for borrowing under the revolving credit facilities as of the periods presented:

	December 31, 2024
($ in millions)	ABL Credit Facility	Revolving Credit Agreement	Total
Revolver availability:
Revolver committed availability	$350.0	$350.0	$700.0
Less: Adjustment for gross availability	(14.8)	—	(14.8)
Less: Outstanding letters of credit	(51.6)	(65.4)	(117.0)
Net availability	283.6	284.6	568.2
Borrowings	—	—	—
Available borrowing capacity	$283.6	$284.6	$568.2

	December 31, 2023
($ in millions)	ABL Credit Facility	Revolving Credit Agreement	Total
Revolver availability:
Gross availability	$350.0	$—	$350.0
Less: Outstanding letters of credit	(45.2)	—	(45.2)
Net availability	304.8	—	304.8
Borrowings	(90.0)	—	(90.0)
Available borrowing capacity	$214.8	$—	$214.8
NOTE 13—STOCKHOLDERS' EQUITY
Preferred Stock
As of December 31, 2024, the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.
Shares of preferred stock may be issued from time to time in one or more series by the Company's Board of Directors and the Board of Directors is responsible for establishing the designation of such series and the number of shares to be included in such series and fixing the terms of such series, the voting powers (full or limited, or no voting powers), preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of each such series, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences.
Common Stock
As of December 31, 2024, the Company's Certificate authorizes the issue of 800,000,000 shares of Class A common stock, par value $0.01 per share and 100,000,000 shares of Class B common stock, par value $0.01 per share.

As of December 31, 2024, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	315,280,417	315,280,417
Class B common stock	100,000,000	64,512,579	64,512,579
	900,000,000	379,792,996	379,792,996
Holders of Class A common stock and Class B common stock are entitled to share equally, identically and ratably, on a per share basis, in dividends when, as, and if declared by the Company's Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends.
The holder of each share of Class A common stock is entitled to one vote for each share for each matter submitted to a vote of stockholders. Holders of each share of Class B common stock shall not be entitled to vote on the election, appointment or removal of directors of the Company but shall be entitled to one vote for each share of Class B common stock on each matter submitted to a vote of stockholders, other than the election, appointment or removal of directors. Further, subject to the exceptions described in the Company's Certificate, shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.
With the exception of the voting rights and conversion rights mentioned above, shares of Class A common stock and Class B common stock shall have the same rights and privileges and rank equally to, share ratably with, and be identical in all respects as to all matters.
On November 8, 2024, the Company's Board of Directors declared a quarterly dividend of $0.09 per share on the outstanding shares of Class A common stock and Class B common stock of the Company. The dividend was payable to stockholders of record as of the close of business on November 22, 2024, and was paid on December 5, 2024.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected in the Consolidated Statements of Operations. The balances reported reflect the impact of cumulative translation adjustments and net actuarial gain, net of taxes, as reported in Note 16 "Employee Benefit Plans". The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes by component for the periods presented:

($ in millions)	Gain (Loss) On Derivative Instruments[1]	Cumulative Translation Adjustment	Net Unrealized Actuarial Gain (Loss) in Postretirement Benefit Plan[2]	Total AOCI
Balance as of December 31, 2022	$—	$(15.2)	$3.5	$(11.7)
OCI before reclassifications	—	5.3	(0.4)	4.9
Amounts reclassified from AOCI	—	—	(0.7)	(0.7)
Net current-period OCI	—	5.3	(1.1)	4.2
Balance as of December 31, 2023	$—	$(9.9)	$2.4	$(7.5)
OCI before reclassifications	(0.7)	(9.7)	0.3	(10.1)
Amounts reclassified from AOCI	1.0	—	(0.6)	0.4
Net current-period OCI	0.3	(9.7)	(0.3)	(9.7)
Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
1.During the year ended December 31, 2024, $1.4 million of losses were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange contracts. The effect of the loss was included in Other operating expense, net on the Consolidated Statements of Operations. The tax benefit recorded as a result of this loss was $0.4 million, and was recorded within Provision for (benefit from) income taxes on the Consolidated Statements of Operations.
2.During the years ended December 31, 2024 and 2023, $0.8 million and $0.9 million, respectively, of income was reclassified from AOCI related to actuarial gains in the Company's postretirement benefit plan and recorded in Interest and financing expense, net on the Consolidated Statements of Operations. The tax obligation recorded as a result of this income for the years ended December 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively, and was recorded within Provision for (benefit from) income taxes on the Consolidated Statements of Operations.
NOTE 14—INCOME TAXES
U.S. and foreign components of income (loss) before income taxes was as follows for the periods presented:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Domestic	$56.4	$134.8	$(165.1)
Foreign	(35.7)	(16.9)	(14.7)
Total income (loss) before income taxes	$20.7	$117.9	$(179.8)

The following table presents the components of the Provision for (benefit from) income taxes in the Consolidated Statements of Operations for the periods presented:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Current:
Federal	$93.0	$49.8	$(0.1)
State and local	18.4	15.8	6.5
Foreign	—	—	—
Total current	$111.4	$65.6	$6.4
Deferred:
Federal	(69.1)	(27.9)	(39.6)
State and local	(0.8)	(8.4)	(16.2)
Foreign	(8.2)	(4.2)	(3.7)
Total deferred	$(78.1)	$(40.5)	$(59.5)
Total provision for (benefit from) income taxes	$33.3	$25.1	$(53.1)
The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
($ in millions)%		$	%	$	%	$
U.S. federal statutory income tax rate	21.0%	$4.3	21.0%	$24.8	21.0%	$(37.8)
State and local income taxes	42.3%	8.8	2.6%	3.1	6.1%	(11.0)
Foreign tax rate differential	(8.6)%	(1.8)	(0.6)%	(0.6)	0.4%	(0.7)
Impact of intercompany transactions and dividends	9.4%	2.0	—%	—	—%	—
Change in enacted tax rates	26.2%	5.4	—%	—	—%	—
Change in valuation allowance	3.9%	0.8	—%	—	—%	—
Change in uncertain tax positions	15.2%	3.1	0.8%	0.9	—%	—
Equity compensation	3.0%	0.6	0.3%	0.3	—%	—
Permanent differences	14.5%	3.0	0.6%	0.6	(0.3)%	0.6
Transaction costs	38.5%	8.0	—%	—	—%	—
Research and development and fuel credits	(5.9)%	(1.2)	(1.8)%	(2.1)	2.4%	(4.3)
Other	1.4%	0.3	(1.6)%	(1.9)	(0.1)%	0.1
Total provision for (benefit from) income taxes	160.9%	$33.3	21.3%	$25.1	29.5%	$(53.1)

The following table presents the components of Deferred income taxes in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2024	2023
Deferred tax assets:
Lease obligations	$182.9	$145.0
Interest limitation and carryforwards	149.4	84.0
Accrued liabilities and employee benefit obligations	84.6	27.0
Net operating loss carryforwards	50.5	5.8
Capitalized research and development expenses	25.6	18.4
Transaction costs	4.6	5.3
Stock options	9.6	—
Inventories	5.1	5.7
Other	—	0.4
Total deferred tax assets	$512.3	$291.6
Deferred tax liabilities:
Property, plant and equipment	$(285.7)	$(229.6)
Intangible assets	(734.1)	(320.5)
Lease right-of-use assets	(169.1)	(137.6)
Debt discounts and derivatives	(7.9)	—
Other	(4.4)	(0.9)
Total deferred tax liabilities	$(1,201.2)	$(688.6)
Valuation allowance	(49.8)	—
Net deferred tax liability	$(738.7)	$(397.0)
As of December 31, 2024, the Company has outside tax basis differences, including undistributed earnings, in its subsidiaries. For 2024, deferred taxes have not been recorded on the undistributed earnings because the Company's subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, the Company considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of its subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits.
As of December 31, 2024, the Company has U.S. federal net operating loss ("NOL") carryforwards of $17.5 million, which begin expiring in 2037. As of December 31, 2024, the Company has U.S. federal NOL carryforwards of $36.4 million which have indefinite lives. As of December 31, 2024, the Company has state NOL carryforwards in the amount of $8.2 million, which begin expiring in 2025. As of December 31, 2024, the Company has Canadian NOL carryforwards of $123.3 million, which begin expiring in 2025. The Company has United Kingdom NOL carryforwards of $1.0 million which have indefinite lives. The Company's U.S. NOL carryforwards are subject to annual limitations in their use in accordance with IRC section 382.
As of December 31, 2024, the Company has capital loss carryforwards of $1.6 million primarily in Canada which have indefinite lives.
In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considers all positive and negative evidence, including the scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operating results. Due to recent cumulative losses, it was determined that it is more likely than not the Company will not realize the benefit of NOL carryforwards, capital loss carryforwards, and other net deferred tax assets in Canada.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$1.2	$—	$—
Additions based on tax positions taken during a prior period	1.1	—	—
Additions related to acquired entities	14.9	—	—
Lapse in statute of limitations	—	—	—
Additions based on tax positions taken during the current period	0.7	1.2	—
Foreign exchange	(0.1)	—	—
Unrecognized tax benefits at end of year	$17.8	$1.2	$—
If the Company recognized the tax positions, approximately $16.5 million would favorably impact the effective tax rate. The Company believes it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $3.8 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. There was net interest and penalties of $1.1 million expensed during the year ended December 31, 2024. There were no interest and penalties recognized during the years ended December, 31, 2023 and 2022. As of December 31, 2024 an interest and penalties liability of $2.5 million was recognized in the Consolidated Balance Sheets.
The Company is subject to taxation in the United States, Canada and other foreign jurisdictions. As of December 31, 2024, the Company has been notified of examinations by the following U.S. state taxing authorities related to tax periods prior to March 31, 2021: California, Georgia, Massachusetts, New Jersey, Pennsylvania, and Texas. As such and in accordance with the stock and asset purchase agreement, Nestle S.A. (the former owners of BlueTriton) bears the onus for any resulting adjustments of the aforementioned examinations. The Company is currently under audit in Pennsylvania for tax years 2021 and 2022. The Company is currently under audit in Canada by the Canada Revenue Agency for tax years 2016, 2017, 2019, 2020, and 2021. Except for those noted above and a few other exceptions, we are no longer subject to income tax examination for years prior to 2021. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2021, those attributes can still be audited when utilized on returns subject to audit.
NOTE 15—STOCK-BASED COMPENSATION
Primo Brands Corporation Equity Incentive Plan
In November 2024, the Company adopted the Primo Brands Corporation Equity Incentive Plan (the "2024 Equity Plan"). Awards under the 2024 Equity Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, restricted share units, performance shares, performance units, unrestricted shares, and other stock or cash-based awards to the Company’s employees, officers, directors, consultants, and advisors. The 2024 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") or any other Board committee as may be designated by the Board of Directors from time to time. The 2024 Equity Plan includes an initial reserve of 38,000,000 shares of Class A common stock authorized for issuance under the plan, subject to adjustment in connection with changes in capitalization, reorganization, and change in control events, which will automatically increase on the first day of each calendar year beginning on January 1, 2026 and ending on and including January 1, 2034 by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Class A common stock and Class B common stock of the Company issued and outstanding on the day immediately preceding the applicable date, or (ii) such smaller amount determined by the Board. Shares that are issued under the 2024 Equity Plan that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the 2024 Equity Plan. As of December 31, 2024, there were 37,279,672 shares available for future issuance under the 2024 Equity Plan.
Legacy Primo Water Equity Incentive Plans
In connection with the Transaction, the Company adopted the Legacy Primo Water Corporation Equity Incentive Plan (the “Legacy Equity Plan”) and the Legacy Primo Water Corporation 2018 Equity Incentive Plan (the “Legacy 2018 Equity Plan”, and together with the Legacy Equity Plan, the “Legacy Equity Plans”) which assumed the outstanding Primo Water equity incentive awards and issued corresponding replacement awards with respect to the Company's Class A common stock. The Company does not expect to issue any additional awards under the Legacy Equity Plans going forward. The Legacy Equity

Plans are administered by the Compensation Committee or any other Board committee as may be designated by the Board of Directors from time to time.
Stock-Based Compensation Expense
Stock-based compensation expense is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Other awards” represent common shares issued in consideration of the annual Board retainer fee to non-management members of our Board, profit interest units in Triton Water Parent Holdings, LP with time-based vesting ("Time-based PIUs"), and profit interest units in Triton Water Parent Holdings, LP with time- and performance-based vesting ("Performance-based PIUs").
The table below summarizes the stock-based compensation expense for the years then ended:

	For the Year Ended December 31,
(in millions of U.S. dollars)	2024	2023	2022
Performance-based RSUs	$0.4	$—	$—
Time-based RSUs	6.9	—	—
Other awards	1.5	1.3	1.8
Total [1]	$8.8	$1.3	$1.8
______________________
1     Includes $0.1 million of stock-based compensation expense for the year ended December 31, 2024 associated with the Company's discontinued operations, which is included in Net income loss from discontinued operations, net of income taxes on the Consolidated Statements of Operations.
The tax benefit recognized related to stock-based compensation expense for the year ended December 31, 2024 was $3.5 million. There was no tax benefit recognized related to stock-based compensation expense for the years ended December 31, 2023 and 2022.
As of December 31, 2024, the unrecognized share-based compensation expense and the weighted-average number of years over which the expense will be recognized were as follows:

(in millions of U.S. dollars, except years)	Unrecognized stock-based compensation expense	Weighted-average years expected to recognize expense
Performance-based RSUs	$20.2	2.9
Time-based RSUs	27.0	1.5
Other awards	1.8	1.9
Total	$49.0
The grant date fair value of the Performance-based PIUs was $2.7 million. As of December 31, 2024, the achievement of the performance condition was not considered probable, and therefore no expense has been recorded and no unrecognized stock-based compensation related to these awards was included in the table above.
Stock Options
In connection with the Transaction during the year ended December 31, 2024, the Company granted 1,194,877 stock options as replacement awards for the outstanding awards held by Primo Water employees with a weighted-average exercise price of $14.31 per share. The stock options received the same terms and conditions as immediately prior to the Transaction, including the stock option exercise price. The weighted-average fair value of the replacement stock options granted was estimated to be $10.61 per share using the Black-Scholes option pricing model. The contractual term of a stock option is fixed by the Legacy Equity Plans and cannot exceed ten years from the original grant date.

The fair value of the replacement stock options during the year ended December 31, 2024 was estimated on the date of acquisition using the Black-Scholes option pricing model utilizing the following range of assumptions:

December 31, 2024
Risk-free interest rate	4.2% - 4.7%
Average expected life (years)	0.1 - 3.0
Expected volatility	23.4% - 29.2%
Expected dividend yield	1.5%
The following table summarizes the activity for stock options for the periods presented:

	Number of Stock options (in thousands)	Weighted-average exercise price	Weighted-average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Replacement awards in conjunction with the Transaction	1,195	$14.31
Exercised	(127)	$15.05		$1,810.8
Outstanding as of December 31, 2024	1,068	$14.21	3.6	$17,679.5
Exercisable as of December 31, 2024	1,068	$14.21	3.6	$17,679.5
Vested or expected to vest as of December 31, 2024	1,068	$14.21	3.6	$17,679.5
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's Class A common stock on the New York Stock Exchange ("NYSE") on December 31, 2024, which was $30.77, and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
The total amount of cash received from the exercise of stock options during the year ended December 31, 2024 was $1.9 million, with an associated tax benefit of $0.5 million. No options vested during the year ended December 31, 2024.
Time- and Performance-Based RSUs
In connection with the Transaction, the Company granted 3,287,966 Time-based RSUs as replacement awards for those held by Primo Water employees prior to the Transaction. The replacement awards included 793,040 Time-based RSUs and 2,494,926 Performance-based RSUs converted to Time-based RSUs. Each Primo Water Performance-based RSU was automatically assumed and converted into a Primo Brands Time-based RSU on substantially the same terms and conditions as immediately prior to the Transaction, except that the number of Class A common stock subject to the Primo Brands Time-based RSU was equal to the number of Primo Water shares underlying such Primo Water Performance-based RSU, as determined by the Board prior to the Transaction based on the expected performance of Primo Water for the performance period. The Performance-based RSUs were converted at 191.4% for the 2022 grants, 170.4% for the 2023 grants and 187.25% for the 2024 grants. The fair value of the replacement Time-based RSUs was $24.21 per share based on the quoted market price of Primo Water common shares on the NYSE on November 8, 2024. The Time-based RSUs have a time-based vesting period equal to the remaining vesting period for the original awards.
During the year ended December 31, 2024, the Company granted 239,790 Time-based RSUs, which vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
Additionally, the Company granted 465,481 Performance-based RSUs which vest at the end of a three-year performance period beginning on the first day of the Company's 2025 fiscal year and ending on the last day of our 2027 fiscal year ("2025 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted. During the year ended December 31, 2024, the Compensation Committee determined that the 2025 Performance Awards will vest based on the Company’s achievement total shareholder return (”TSR”) relative to the TSR attained by companies within the Company's defined peer group for the applicable performance period (the “Performance Objective”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period.

The grant date fair value of the 2025 Performance Awards granted during the year ended December 31, 2024 was estimated at the grant date using the Monte-Carlo simulation model with the following weighted-average assumptions:

December 31, 2024
Risk-free interest rate	4.0%
Average expected life (years)	3.1
Expected volatility	28.3%
Beginning TSR Price	$30.30
The risk-free rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance periods associated with the performance shares. Volatility is based on the Company's historical data. Beginning TSR price is equal to the average closing price for the last eight trading days immediately prior to the grant date.
The following table summarizes the activity for the Company's Time- and Performance-based RSUs:

	Number of Performance-based RSUs (in thousands)	Weighted-average grant date fair value	Number of Time-based RSUs (in thousands)	Weighted-average grant date fair value
Outstanding as of December 31, 2023	—	$—	—	$—
Replacement awards in conjunction with the Transaction	—	$—	3,288	$24.21
Awarded	465	$44.23	240	$31.73
Issued	—	$—	(971)	$24.21
Forfeited	—	$—	—	$—
Outstanding as of December 31, 2024	465	$44.23	2,557	$24.91
Vested or expected to vest as of December 31, 2024	465	$44.23	2,557	$24.91
The total fair value of Time-based RSUs vested and issued during the year ended December 31, 2024 was $23.5 million.
Other Awards
Certain employees of BlueTriton were granted Class B units in Triton Water Parent Holdings, LP as PIUs, which consisted of a combination of time-based PIUs (approximately 1/2 of the PIUs) and performance-based PIUs (approximately 1/2 of the PIUs). Fifty percent (50%) of the time-based PIUs generally vest on the second anniversary of the vesting commencement date, and sixteen and two-thirds percent (16 2/3%) will vest on the third, fourth, and fifth anniversaries of the vesting commencement date. Performance-based PIUs will vest based on the return on investment by the investors of Triton Water Parent Holdings, LP, at the time of an exit transaction or final sale.
In November 2024 and subsequent to the Transaction, the Company granted 15,057 shares of Class A common stock with an aggregate grant date fair value of $0.4 million to the non-management members of the Company's Board of Directors under the 2024 Equity Plan. The shares of Class A common stock were issued in consideration of the directors’ annual board retainer fee and are fully vested upon issuance.
In November 2024, the Company adopted the Primo Brands Corporation Employee Share Purchase Plan (the “ESPP”). The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 7,600,000 shares of Primo Brands Class A common stock through payroll deductions. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year from January 1, 2026 through January 1, 2034 by an amount equal to the lesser of (i) 1% of the aggregate number of Class A common stock and Class B common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board. As of December 31, 2024, 7,600,000 shares remained available for issuance under the ESPP. Eligible employees who choose to participate may purchase Primo Brands Class A common stock at 85% of the market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo Brands Class A common stock.
NOTE 16—EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company maintains two defined contribution plans.
The Company provides defined contribution retirement plans for substantially all of its former BlueTriton employees (“BlueTriton 401(k) Plan”). The Company’s matching contribution for employees participating in the BlueTriton 401(k) Plan provides the option to match contributions for eligible participants up to 4% of the employee’s eligible pay. The Company may also make discretionary retirements contributions, from 3% to 9% of eligible pay, for certain employees under the BlueTriton 401(k) Plan. The total expense for the Company’s contributions to the BlueTriton 401(k) Plan for the years ended December 31, 2024, 2023, and 2022 was $41.2 million, $44.8 million and $43.1 million, respectively.
The Company provides defined contribution retirement plans for substantially all of its former Primo Water employees (“Primo Water 401(k) Plan”). The Company’s matching contribution for employees participating in the Primo Water 401(k) Plan provides the option to match contributions for eligible participants up to 3% of the employee’s eligible pay. The total expense for the Company’s contributions to the Primo Water 401(k) Plan for the year ended December 31, 2024 was $0.9 million.
Split-Dollar Life Insurance
The Company provides certain executives with life insurance benefits through split-dollar life insurance arrangements. The Company retains agreements with certain former and active executives whereby the Company must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with the designated beneficiary of each executive. The Company’s investment in corporate-owned life insurance policies is recorded at cash surrender value, which approximates fair value.
As of December 31, 2024, the cash surrender value of $24.7 million for the remaining split dollar life insurance policies is recorded in Other non-current assets in the Consolidated Balance Sheets, and future amounts owed to the executives or their designated beneficiaries is $1.5 million, which is split between Accruals and other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets in the amounts of $0.5 million and $1.0 million, respectively.
As of December 31, 2023, the cash surrender value of $27.4 million for the remaining split dollar life insurance policies is recorded in Other non-current assets in the Consolidated Balance Sheets, and future amounts owed to the executives or their designated beneficiaries is $2.7 million, which is split between Accruals and other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets in the amounts of $0.5 million and $2.2 million, respectively.
Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within Selling, general and administrative expenses in the Consolidated Statements of Operations. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the Consolidated Statements of Cash Flows. Gains (losses) related to the corporate-owned life insurance policies were insignificant for all periods presented.
In April 2021, the Company funded $17.0 million into a rabbi trust, which will be used to pay premiums and other fees on these split-dollar life insurance plans in the future. As of December 31, 2024 and 2023, the rabbi trust has $14.1 million and $14.9 million, respectively, of Level 1 investments, which are included in Other non-current assets in the Consolidated Balance Sheets (see Note 20 "Fair Value Measurements").
Non-Executive Medical
As part of a prior acquisition, the Company assumed the liability for a post-retirement medical benefit plan for former employees ("non-executive medical insurance plan"). Post acquisition the plan is frozen and all participants are fully vested. Therefore, the non-executive medical insurance plan is closed to new entrants and ceased accruing benefits.
The Company recognizes the funded status of its non-executive medical insurance plan, measured as the difference between the fair value of the plan assets and the projected benefit obligation. Benefit obligation balances reflect the accumulated post-retirement benefit obligations for the Company’s non-executive medical benefit plans. There were no related plan assets as of December 31, 2024 and 2023. Total benefits paid under this plan for the years ended December 31, 2024, 2023, and 2022 was $0.9 million, $0.7 million, and $0.5 million, respectively.

The following table presents the amounts recognized in the Consolidated Financial Statements and the assumptions used to estimate the actuarial present value of benefit obligations as of the periods presented:

	December 31,
($ in millions)	2024	2023
Accumulated Postretirement Benefit Obligation
Projected benefit obligation at beginning of year	$12.7	$12.2
Service cost	0.1	0.1
Interest cost	0.6	0.6
Actuarial (gain) / loss	(0.4)	0.5
Benefits paid	(0.9)	(0.7)
Projected benefit obligation at end of year	$12.1	$12.7

Recorded in Balance Sheet
Accruals and other current liabilities	$1.0	$0.7
Other non-current liabilities	11.1	12.0
Total liabilities	$12.1	$12.7

Recorded in Other Comprehensive Income
Net actuarial gain	$2.9	$3.3

Change in Other Comprehensive Income
Net actuarial (gain) / loss	$(0.4)	$0.5
Amortization of actuarial gain	0.8	0.9
Total recognized in other comprehensive income	$0.4	$1.4

Assumptions Used to Determine Liability at Year End
Discount rate (1)	5.5%	4.8%
Healthcare cost trend	6.8%	6.7%
Ultimate trend rate	4.5%	4.5%
Year that rate reaches ultimate trend	2034	2032
______________________________________________________
(1) These year-end rates are the basis for determining net periodic costs for the following year.
The amount of future benefit payments related to the non-executive medical plan expected to be paid over the next five years and the aggregate five fiscal years thereafter as follows (in millions):

Year Ending December 31,	Amount
2025	$1.0
2026	1.0
2027	1.1
2028	1.1
2029	1.0
2030 – 2034	4.2

NOTE 17—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 97.4%, 97.4%, and 97.3% of consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively.
Disaggregation of net sales by water type for the periods presented is as follows:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Regional spring water	$3,234.5	$3,146.1	$3,036.3
Purified water	1,348.7	1,133.6	1,000.6
Premium water	94.8	46.7	27.3
Other water	140.7	108.4	125.8
Other	333.8	263.9	251.1
Total net sales	$5,152.5	$4,698.7	$4,441.1
Contract Balances
The Company does not have any material contract assets or liabilities as of December 31, 2024 and December 31, 2023.
NOTE 18—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition expenses include those costs associated with the Transaction, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred on business optimization, among others. In connection with the closing of the Transaction, the Board authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million - $100.0 million of aggregate charges, which are anticipated to include $47.0 million - $55.0 million of one-time cash termination benefits and costs associated with the decommissioning of facilities and the early termination of leases.
The following table summarizes the components of Acquisition, integration and restructuring expenses in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2024	2023	2022
Transaction costs	$108.7	$—	$—
Other acquisition expenses	—	2.4	—
Total acquisition expenses	108.7	2.4	—
Information technology implementation costs	—	5.3	61.3
Non-cash exit and disposal charges	22.0	—	—
Other integration expenses	26.1	—	3.9
Employee severance and termination related benefits	47.3	9.2	18.6
Total integration and restructuring expenses	95.4	14.5	83.8
Total acquisition, integration and restructuring expenses	$204.1	$16.9	$83.8
The following table reflects the activity related to the restructuring accrual for the periods presented:

	2024	2023
Balance as of January 1,	$2.7	$0.9
Charges incurred	47.3	9.2
Payments made	(3.6)	(7.4)
Balance as of December 31,	$46.4	$2.7

NOTE 19—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in foreign currency market conditions and commodity prices on items such as diesel fuel and petroleum-based products. These changes in market conditions and commodity prices may adversely impact the Company's financial performance and are referred to as market risks. When deemed appropriate by management, the Company uses derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks and commodity price risks.
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's 3.875% Senior Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item Prepaid expenses and other current assets or Accruals and other current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. If agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty, the Company has elected to report the fair value of its derivatives on a net basis, by counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in the Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. The Company classifies cash inflows and outflows related to derivative and hedging instruments within the appropriate cash flows section associated with the item being hedged.
For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in either the fair values or cash flows of the related underlying exposures.
The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company's exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of the Company's derivatives are over-the-counter instruments with liquid markets.
Credit Risk Associated with Derivatives
The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. The Company monitors counterparty exposures regularly and reviews promptly any downgrade in counterparty credit rating. The Company mitigates pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, the Company enters into derivative transactions with a portfolio of financial institutions. Based on these factors, the Company considers the risk of counterparty default to be minimal.
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a notional amount of €450.0 million ($468.7 million at exchange rates in effect on December 31, 2024) and a maturity date of October 31, 2025. The Company is utilizing the derivative financial instruments to hedge foreign exchange risk associated with the Company's 3.875% Senior Notes.

The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized in the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other operating expense, net in the Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other operating expense, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other operating expense, net is recorded as a component of AOCI on the Consolidated Balance Sheets.
The following amount was recorded on the Consolidated Balance Sheets related to hedged items as of December 31, 2024:

($ in millions)	December 31, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$468.7
______________________
1    Carrying amount excludes unamortized debt discount as of December 31, 2024.
The fair value of the Company's derivative liabilities included in Accruals and other current liabilities as of December 31, 2024 was as follows:

($ in millions)	December 31, 2024
Derivative Contract	Liabilities
Foreign exchange contracts	$36.0
The amount of gains or (losses) recognized in Other operating expense, net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the year ended December 31, 2024 is shown in the table below:

($ in millions)	December 31, 2024
Foreign exchange contracts
Hedged item	$15.9
Derivative designated as hedging instrument	$(15.9)
Amount reclassified from AOCI to expense (amortized)	$(1.4)
The amount of gains or (losses), net of tax, recognized in the Company's Consolidated Statements of Comprehensive Income (Loss) for fair value hedging relationships for the year ended December 31, 2024 is shown in the table below:

($ in millions)	December 31, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(0.7)
______________________
1    Amount is net of tax impact of $0.3 million for the year ended December 31, 2024.
There were no settlements of the Company's foreign exchange contracts during the year ended December 31, 2024.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that have been designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
As of December 31, 2024 and 2023, the fair value of the Company's commodity forwards were liabilities of $5.4 million and $3.6 million, respectively, which are recorded in Accruals and other current liabilities in the Consolidated Balance Sheets. The change in fair value of the commodity forwards is reflected within Other operating expense, net in the Consolidated Statements of Operations.

NOTE 20—FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments:

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$36.0	$—	$36.0	$—
Commodity forwards	5.4	—	—	5.4
	$41.4	$—	$36.0	$5.4

	December 31, 2023
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$15.4	$15.4	$—	$—
Split-dollar life insurance policies	27.5	—	27.5	—
	$42.9	$15.4	$27.5	$—
Financial Liabilities:
Commodity forwards	$3.6	$—	$—	$3.6
The fair values of the Company’s money market investments are based on the daily market price for identical assets in active markets. The fair value of the Company's split-dollar life insurance policies are the cash surrender value based on the fair value of underlying investment.
The changes in the fair value of the Company's commodity forwards recorded at fair value, which are Level 3 financial liabilities, are reflected within Other operating expense, net in the Consolidated Statement of Operations.
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.
Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	December 31, 2024		December 31, 2023
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,098.6	$3,121.8	$2,730.6	$2,710.1
6.250% Senior Notes	713.0	709.4	713.0	624.7
3.875% Senior Notes	459.8	459.9	—	—
4.375% Senior Notes	710.0	701.2	—	—
Total	$4,981.4	$4,992.3	$3,443.6	$3,334.8
The fair values of the 6.250% Senior Notes and Term Loans are estimated using quoted market prices for similar issues and are categorized within Level 2 of the fair value hierarchy. The fair values of the 3.875% Senior Notes and 4.375% Senior Notes are based on the trading levels and bid/offer prices observed by a market participant and are categorized within Level 2 of the fair value hierarchy.
Given the variable interest rates, the carrying values of the ABL Credit Facility and the Revolving Credit Facility and other debts approximate their fair values.

NOTE 21—SEGMENT REPORTING
Primo Brands operates as a single segment. The Company has an extensive portfolio of highly recognizable, responsibly sourced and conveniently packaged branded beverages, including spring water brands Poland Spring® and Pure Life®, Saratoga® and Mountain Valley®, Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo WaterTM and Sparkletts®, and flavored and enhanced brands like AC+ION® and Splash RefresherTM. These brands are sold directly across retail channels, including mass food, convenience, natural, drug, wholesale, distributors and home improvement, as well as food service accounts in North America. The Company also has extensive direct-to-consumer offerings with its industry-leading line-up of innovative water dispensers, which create customer and consumer connectivity through recurring water purchases. The Company also offers water filtration units for home and business consumers across North America.
The accounting policies of our segment are described in the Summary of Significant Accounting Policies (see Note 2. "Summary of Significant Accounting Policies").
The Chief Operating Decision Maker ("CODM") assesses performance for the segment and decides how to allocate resources based on segment net (loss) income from continuing operations that is also reported in the Consolidated Statements of Operations as such.
The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Segment capital expenditures are reported in the consolidated statements of cash flows as purchases of plant, property and equipment and purchases of intangible assets.
The CODM uses Net (loss) income from continuing operations to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions or to pay dividends.
Net (loss) income from continuing operations is used to monitor budget versus actual results. The CODM also uses the Company's performance in competitive analysis by benchmarking to Primo Brands' competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset based metrics. Net sales by water type can be found in Note 17 "Revenue Recognition".
The Company's Chief Executive Officer is the CODM.
Business segment information is presented below:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Net sales	$5,152.5	$4,698.7	$4,441.1
Less:
Cost of sales, adjusted(a)	3,252.8	3,085.9	3,166.3
Marketing expense	218.5	197.7	227.0
Selling expense, adjusted(a)	349.8	305.3	272.3
General and administrative expense, adjusted(a)	336.8	326.3	305.0
Other segment expense(b)	301.0	71.8	121.0
Depreciation and amortization	333.3	305.7	326.2
Interest and financing expense, net	339.6	288.1	211.8
Gain on extinguishment of debt	—	—	(8.7)
Income taxes	33.3	25.1	(53.1)
Segment net (loss) income from continuing operations	$(12.6)	$92.8	$(126.7)
(a) The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
(b) Other segment expenses include acquisition, integration and restructuring costs and other non-recurring income and charges.
Long-lived assets, consisting of net fixed assets and RoU assets, in the United States accounted for 97.8%, and 96.5% of consolidated long-lived assets as of December 31, 2024 and 2023, respectively.

NOTE 22—NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted-average number of shares of common stock outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Performance-based RSUs, Time-based RSUs, and stock purchase rights granted under the ESPP. The dilutive effect of these securities are reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is antidilutive.
The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, and the classes otherwise share equally in dividends and residual net assets on a per share basis. Accordingly, the net (loss) income per common share amounts are the same for Class A common stock and Class B common stock because the holders of each class are entitled to equal per-share dividends or distributions in liquidation in accordance with the Company's Certificate.
For comparative purposes, the weighted-average shares outstanding of BlueTriton have been adjusted by an implied conversion ratio of 212.2-to-1 for the years ended December 31, 2023 and 2022 to reflect the effects of the Transaction. Reconciliations of the numerators and denominators of basic and diluted net (loss) income per common share for the periods presented are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator ($ in millions):
Net (loss) income from continuing operations	$(12.6)	$92.8	$(126.7)
Dividend on preferred stock	—	25.8	32.7
Excess of redemption price over carrying value of preferred stock	—	3.1	1.1
Net (loss) income from continuing operations attributable to common stockholders for EPS	$(12.6)	$63.9	$(160.5)
Net loss from discontinued operations, net of tax	$(3.8)	$—	$—

Denominator (shares in thousands):
Weighted-average common shares outstanding - basic	242,315	218,338	218,287
Weighted-average common shares outstanding - diluted	242,315	218,338	218,287

Net (loss) income per common share:
Basic:
Continuing operations	$(0.05)	$0.29	$(0.74)
Discontinued operations	$(0.02)	$—	$—
Net (loss) income per common share	$(0.07)	$0.29	$(0.74)
Diluted:
Continuing operations	$(0.05)	$0.29	$(0.74)
Discontinued operations	$(0.02)	$—	$—
Net (loss) income per common share	$(0.07)	$0.29	$(0.74)

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	For the Years Ended December 31,
(shares in thousands)	2024	2023	2022
Stock options	1,068	—	—
Performance-based RSUs [1]	465	—	—
Time-based RSUs	2,557	—	—
______________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
NOTE 23—COMMITMENTS AND CONTINGENCIES
The Company may be party to a variety of litigation, claims, legal or regulatory proceedings, inquiries, and investigations including but not limited to matters arising out of the ordinary course of business, including those related to advertising, marketing or commercial practices, personal injury and property damage, intellectual property rights, employment, tax and insurance, and matters relating to compliance with applicable laws and regulations. Responding to these matters, even those that are ultimately non-meritorious, may require the Company to incur significant expense and devote significant resources. While it is not possible to predict the ultimate resolution of these matters, management believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that, after taking into account existing insurance coverage and amounts already provided for, the currently pending legal proceedings against the Company will not have a material adverse impact on the Company's consolidated statements of operations, balance sheets, or cash flows.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Other than with respect to the matter described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote.
Patane Litigation
On August 15, 2017, Mark Patane and 11 other named plaintiffs (collectively, the “Plaintiffs”) commenced a putative class action against Nestlé Waters in the U.S. District Court in the District of Connecticut (the “Court”). Plaintiffs alleged that Poland Spring product labels fraudulently represent the product to be natural spring water. The Plaintiffs have asserted claims of common law fraud, violations of certain consumer protection laws in nine states (with the Plaintiffs’ claims under the consumer protection laws of four of those states having been dismissed) and, for home and office customers, breach of contract. As a result of Triton Water Holdings' acquisition of all of the equity interests of Nestlé Waters North America Holdings, Inc., along with the acquisition of certain assets and assumption of certain liabilities of Nestlé Canada Inc. from Nestlé S.A. (the "Nestlé Acquisition"), Nestlé Waters was renamed BlueTriton Brands, Inc. (“BlueTriton Brands”), and BlueTriton Brands is continuing to defend against the lawsuit.
As a result of rulings on multiple dispositive motions, including most recently on December 30, 2024, the case has been narrowed in certain respects. On January 6, 2025, both the Plaintiffs and BlueTriton Brands moved for reconsideration of portions of the December 30, 2024 decision, which granted in part and denied in part BlueTriton Brands’ motion for summary judgment. Upon the resolution of those motions, the Plaintiffs are expected to seek to certify multiple classes, including a nationwide common law fraud class, a subclass comprised of BlueTriton Brands’ home and office customers for breach of contract, and state subclasses comprised of retail purchasers for violation of consumer protection statutes in New York, New Jersey, Massachusetts, New Hampshire, and Pennsylvania. Plaintiffs’ claims for injunctive relief have been dismissed. The Plaintiffs are seeking compensatory damages and/or statutory damages. For the common law fraud claims, the Plaintiffs purport to compute damages by multiplying the alleged price premium that Nestle Waters obtained from its “spring water” misrepresentation by the number of bottles sold during the class period, while statutory damages normally are determined by multiplying a statutorily established amount by the number of violations. The quantification of Plaintiffs’ recoverable damages is not reasonably determinable at this stage of the litigation. No trial date has been set. We believe that Plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. Based upon information presently known to management, the Company has not accrued a loss for the matters described above as the Company believes that a loss is not probable and reasonably estimable. While it is reasonably possible a loss may be incurred, the Company is unable to estimate a loss or range of loss in this matter.
Purchase Commitments
The Company may enter into unconditional purchase obligations with third parties suppliers in the ordinary course of business. Such arrangements are entered into to secure subscriptions, utilities, services and supplies vital to the Company's operations and ability to serve its customers. The Company has various long-term supply and service contracts which may require that the Company purchase minimum quantities, for a minimum term, at fixed or variable rates. As of December 31, 2024, unconditional purchase obligations covered by these agreements were as follows:

($ in millions)	2025	2026	2027	2028	2029
Unconditional purchase obligations	$66.2	$19.8	$9.8	$8.3	$7.5
Letters of Credit
As of December 31, 2024, the Company had $117.0 million of letters of credit outstanding.
Guarantees
In July 2017, Primo Water entered into a Share Repurchase Agreement with Refresco Group B.V., a Dutch company (“Refresco”), pursuant to which Primo Water sold to Refresco, in January 2018, its carbonated soft drinks and juice businesses and its Royal Crown International finished goods export business (the “Traditional Business Divestiture”). After the Traditional Business Divestiture, Primo Water continued to provide contractual payment guarantees to two third-party lessors of certain real property used in this business. The leases were conveyed to the buyer as part of the sale, but Primo Water's guarantee was not released by the landlord. The two lease agreements mature in 2027 and 2028. The maximum potential amount of undiscounted future payments under the guarantee is approximately $7.8 million as of December 31, 2024 and was calculated based on the minimum lease payments of the leases over the remaining term of the agreements. The sale documents require the buyer to pay all post-closing obligations under these conveyed leases, and to reimburse us if the landlord calls on a guarantee. The buyer has also agreed to a covenant to negotiate with the landlords for a release of our guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.
NOTE 24—RELATED PARTY TRANSACTIONS
Investors, along with their associated management of the Company, provide various advisory services. In exchange for these services, the Company pays management fees to the related parties under the Management Agreements entered into at the time of the Nestlé Acquisition. Additionally, the Company has supply agreements with related parties.
For the years ended December 31, 2024 and 2023, the Company recorded expenses associated with management fees and associated costs under the Management Agreements, as well as transaction and post-Transaction related party consulting fees totaling $53.6 million and $17.8 million, respectively, which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company recorded an associated prepaid expense of nil and $3.4 million, respectively, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Additionally, the Company recorded an associated accrual of $0.2 million and nil as of December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, the Company purchased $31.4 million and $4.7 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Consolidated Statement of Operations. As of December 31, 2024 and 2023, the Company recorded an associated payable of $2.1 million and $1.5 million, respectively, related to the unpaid portion of these purchases.
NOTE 25—SUBSEQUENT EVENTS
On February 20 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, payable in cash on March 24, 2025 to stockholders of record at the close of business on March 7, 2025.
On January 27, 2025, the Company commenced separate private offers to exchange three series of outstanding senior notes for three new series of senior notes to be co-issued by Primo Issuer and Triton Water Holdings and cash. The private offers expired on February 25, 2025. The Company received consents to amend indentures, eliminating substantially all of the restrictive covenants, certain default provisions, and releasing certain guarantor obligations. Upon receipt of requisite consents, all Class B common stock was converted to Class A common stock. Concurrently, the Company repaid and terminated the ABL Credit Facility and Revolving Credit Facility, established a new $750.0 million revolving credit facility and repriced the Term Loans.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in millions)		For the Year Ended December 31, 2024
Description		Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables		$3.4	$—	$12.6	$—	$(11.3)	$4.7
Deferred tax assets		—	—	0.8	49.0	—	49.8
		$3.4	$—	$13.4	$49.0	$(11.3)	$54.5

($ in millions)		For the Year Ended December 31, 2023
Description		Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables		$3.7	$—	$14.1	$—	$(14.4)	$3.4
Deferred tax assets		—	—	—	—	—	—
		$3.7	—	$14.1	$—	$(14.4)	$3.4

($ in millions)		For the Year Ended December 31, 2022
Description		Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables		$2.4	$—	$18.4	$—	$(17.1)	$3.7
Deferred tax assets	0	—	—	—	—	—	—
		$2.4	$—	$18.4	$—	$(17.1)	$3.7
______________________
1     Deductions primarily represent uncollectible accounts written off.