Form 10-Q
period 2025-03-31
Primo Brands Corp
filed 2025-05-08
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42404
_________________________
Primo Brands Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	99-3483984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Assembly Drive, Suite 800 Tampa, Florida 33607	900 Long Ridge Road, Building 2 Stamford, Connecticut 06902
(Address of Principal Executive Offices, including zip code)
Registrant’s telephone number, including area code: (813) 544-8515
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	PRMB	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of May 5, 2025 was 376,422,929.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained in this Quarterly Report on Form 10-Q ("Form 10-Q"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined in the Explanatory Note below), growth opportunities, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, contract negotiations, capital resources and liquidity following the Transaction.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our expanded operations following the business combination; we have no operating or financial history as a combined company; we face significant competition in the segment in which we operate; our success depends, in part, on our intellectual property; we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected benefits; our business is dependent on our ability to maintain access to our water sources; our ability to respond successfully to consumer trends related to our products; the loss or reduction in sales to any significant customer; our packaging supplies and other costs are subject to price increases; the affiliates of One Rock Capital Partners, LLC own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders; legislative and executive action risks; risks related to sustainability matters; costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution; our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products; and risks associated with our substantial indebtedness and the other important factors discussed under "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") and Part II, Item 1A. “Risk Factors” in this Form 10-Q as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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
The trademarks and service marks that we own or have the right to use include, among others, Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, Mountain Valley®, Ozarka®, Primo Water™, Saratoga®, Sparkletts®, Zephyrhills®, AC+ION®, and Splash Refresher™. Solely for convenience, in some cases, the trademarks, service marks, and trade names referred to in this Form 10-Q are listed without the applicable ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, and trade names.

Explanatory Note
On November 8, 2024, Primo Brands Corporation (formerly known as Triton US HoldCo, Inc.), a Delaware corporation (“Primo Brands”, or the “Company”), consummated the transactions contemplated by that certain Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto, dated as of October 1, 2024 (as amended, the “Arrangement Agreement”), by and among Primo Water Corporation, a company existing under the laws of Ontario (“Primo Water”), Triton Water Parent, Inc., formerly a Delaware corporation (“BlueTriton”), the Company, formerly a wholly-owned subsidiary of BlueTriton, Triton Merger Sub 1, Inc., formerly a wholly-owned subsidiary of the Company (“Merger Sub”), and 1000922661 Ontario Inc., formerly a wholly-owned subsidiary of the Company (“Amalgamation Sub”). As contemplated by the Arrangement Agreement: (i) Amalgamation Sub, by way of a court-approved statutory plan of arrangement pursuant to the provisions of the Business Corporations Act (Ontario), acquired all of the issued and outstanding shares of Primo Water (other than any such shares held by Amalgamation Sub or any of its affiliates) (“Primo Shares”) in exchange for shares of Class A common stock, par value $0.01 per share, of Primo Brands (the “Class A common stock”) on a 1:1 basis, resulting in Primo Water securityholders holding shares of Class A common stock representing approximately 43% of the Fully Diluted Shares (as defined herein), followed immediately by an amalgamation of Primo Water and Amalgamation Sub, with the resulting amalgamated entity, named “Primo Water Corporation,” becoming a wholly-owned subsidiary of Primo Brands (the “Arrangement”); (ii) immediately following the Arrangement, Merger Sub was merged with and into BlueTriton (the “Merger”), with BlueTriton surviving the Merger as a wholly-owned subsidiary of Primo Brands; (iii) immediately following the Merger, and as part of one integrated transaction with the Merger, BlueTriton, as the surviving corporation in the Merger, was merged with and into Primo Brands (the “Subsequent Merger” and, together with the Merger, the “Mergers” and, collectively with the Arrangement, the “Transaction”), with Primo Brands being the surviving corporation in the Subsequent Merger; (iv) in connection with the Subsequent Merger, each share of common stock of BlueTriton issued and outstanding immediately prior to the Merger (other than shares cancelled in accordance with the Arrangement Agreement) were converted into shares of Class A common stock or shares of Class B common stock, par value $0.01 per share of Primo Brands (the “Class B common stock”) such that Triton Water Parent Holdings, LP, the prior stockholder of BlueTriton and its affiliates (the "Sponsor Stockholder") hold shares of Class A common stock and Class B common stock (collectively, the “Shares”) representing approximately 57% of the Fully Diluted Shares; and (v) as a result of the Transaction, Primo Water and Triton Water Intermediate, Inc., ("Intermediate Holdings") previously a wholly-owned subsidiary of BlueTriton, became wholly-owned subsidiaries of the Company.
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
Each restricted stock unit, whether vested or unvested, with respect to Primo Shares subject to performance-based vesting granted pursuant to the Primo Stock Plans or otherwise (each, a “Primo PSU” and, together with Primo Options, Primo RSUs, and other equity interests granted as compensation or otherwise in respect of service, whether or not granted pursuant to the Primo Stock Plans, collectively, the “Primo Equity Awards”), which was outstanding immediately prior to the Transaction, was automatically assumed and converted into a restricted stock unit award to acquire Class A common stock in an amount equal to the number of Primo Shares previously underlying such Primo PSU based on Primo Water's estimated performance for the performance period to date (each, a “Primo Brands Conversion RSU” and, together with the Primo Brands Replacement Options and Primo Brands Replacement RSUs, the “Primo Brands Replacement Awards”). Each such Primo Brands Conversion RSU has a time-based vesting period equal to the remaining performance period of such Primo PSU prior to the Transaction.
As used herein, “Fully Diluted Shares” refers to the sum of (i) the aggregate number of shares of Class A common stock and Class B common stock issued and outstanding, if any, plus (ii) the aggregate maximum number of shares of Class A common stock issuable in respect of any equity interests of the Company, including with respect to Primo Brands Replacement Options, Primo Brands Replacement RSUs, and Primo Brands Conversion RSUs, in each case, that were outstanding or deemed outstanding at the time of the Transaction (and assuming the vesting in full of any of the foregoing subject to vesting or similar conditions).
On November 8, 2024, the Company became the successor issuer to Primo Water pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(e) under the Exchange Act, the Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the related rules and regulations. On November 11, 2024, the Company’s Class A common stock began regular-way trading on the New York Stock Exchange ("NYSE") under the ticker symbol “PRMB”.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$449.7	$614.4
Trade receivables, net of allowance for expected credit losses of $7.2 and $4.7 as of March 31, 2025 and December 31, 2024, respectively	504.6	444.0
Inventories	252.2	208.4
Prepaid expenses and other current assets	120.9	150.4
Current assets held for sale	65.2	111.8
Total current assets	1,392.6	1,529.0
Property, plant and equipment, net	2,045.3	2,083.9
Operating lease right-of-use-assets, net	622.6	628.7
Goodwill	3,572.2	3,572.2
Intangible assets, net	3,161.5	3,191.7
Other non-current assets	74.7	70.1
Non-current assets held for sale	113.1	118.9
Total assets	$10,982.0	$11,194.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$67.9	$64.5
Trade payables	485.6	471.6
Accruals and other current liabilities	578.3	697.7
Current portion of operating lease obligations	94.2	95.5
Current liabilities held for sale	79.9	82.2
Total current liabilities	1,305.9	1,411.5
Long-term debt, less current portion	4,976.7	4,963.6
Operating lease obligations, less current portion	549.3	555.6
Deferred income taxes	736.5	738.7
Other non-current liabilities	51.0	49.8
Non-current liabilities held for sale	29.5	31.1
Total liabilities	$7,648.9	$7,750.3
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 376,197,105 and 379,792,996 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$3.8	$3.8
Additional paid-in capital	4,979.4	4,971.3
Accumulated deficit	(1,637.4)	(1,513.7)
Accumulated other comprehensive loss	(12.7)	(17.2)
Total stockholders' equity	3,333.1	3,444.2
Total liabilities and stockholders' equity	$10,982.0	$11,194.5
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
($ in millions, except share and per share values)	2025	2024
Net sales	$1,613.7	$1,135.8
Cost of sales	1,092.7	790.3
Gross profit	521.0	345.5
Selling, general and administrative expenses	327.8	218.7
Acquisition, integration and restructuring expenses	39.8	5.8
Other operating expense (income), net	0.2	(3.8)
Operating income	153.2	124.8
Other expense, net	0.1	—
Loss on modification and extinguishment of debt	18.6	—
Interest and financing expense, net	82.1	79.9
Income from continuing operations before income taxes	52.4	44.9
Provision for income taxes	17.7	11.4
Net income from continuing operations	34.7	33.5
Net loss from discontinued operations, net of tax	(6.0)	—
Net income	$28.7	$33.5

Net income (loss) per common share
Basic:
Continuing operations	$0.09	$0.15
Discontinued operations	$(0.01)	$—
Net income per common share	$0.08	$0.15
Diluted:
Continuing operations	$0.09	$0.15
Discontinued operations	$(0.01)	$—
Net income per common share	$0.08	$0.15

Weighted-average common stock outstanding (in thousands)
Basic	379,251	218,618
Diluted	381,613	218,618

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
($ in millions)	2025	2024
Net income	$28.7	$33.5
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustments	2.7	(3.4)
Net unrealized actuarial loss in postretirement benefit plans	(0.2)	(0.2)
Unrealized gain on fair value hedges, net of tax benefit (expense) of $(0.7) and nil, respectively	2.0	—
Other comprehensive income (loss)	4.5	(3.6)
Total comprehensive income	$33.2	$29.9

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash flows from operating activities of continuing operations:
Net income	$28.7	$33.5
Less: Net loss from discontinued operations, net of income taxes	(6.0)	—
Net income from continuing operations	$34.7	$33.5
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	128.6	75.2
Amortization of debt discount and issuance costs	6.1	3.5
Stock-based compensation costs	12.0	0.3
Restructuring charges	0.5	—
Inventory obsolescence expense	1.2	2.5
Charge for expected credit losses	7.1	2.1
Deferred income taxes	(2.6)	(17.3)
Other non-cash items	1.5	(2.8)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(67.1)	(61.3)
Inventories	(45.7)	(37.4)
Prepaid expenses and other current and non-current assets	34.6	7.3
Trade payables	13.9	34.2
Accruals and other current and non-current liabilities	(86.0)	(33.8)
Net cash provided by operating activities of continuing operations	38.8	6.0
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(62.0)	(23.5)
Purchases of intangible assets	(7.5)	(21.2)
Proceeds from sale of other assets	45.6	—
Proceeds from settlement of split-dollar life insurance contracts	—	3.0
Other investing activities	0.7	—
Net cash used in investing activities of continuing operations	(23.2)	(41.7)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash flows from financing activities of continuing operations:
Proceeds from 2024 Incremental Term Loan, net of discount	—	392.0
2024 Incremental Term Loan debt issuance costs	—	(5.1)
Proceeds from borrowings from ABL Credit Facility	—	25.0
Repayment of Term Loans	(7.7)	(8.0)
Proceeds from borrowings of other debt	—	2.1
Principal repayment of other debt	(1.3)	(0.4)
Principal payment of finance leases	(7.2)	(0.8)
Financing fees	(7.5)	—
Issuance of common stock	1.2	—
Common stock repurchased and cancelled	(119.2)	—
Dividends paid to common stockholders	(38.6)	—
Dividends paid to Sponsor Stockholder	—	(382.7)
Other financing activities	(0.5)	—
Net cash (used in) provided by financing activities of continuing operations	(180.8)	22.1
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	2.9	—
Net cash used in investing activities from discontinued operations	(8.0)	—
Net cash provided by financing activities from discontinued operations	2.4	—
Net cash used in discontinuing operations	(2.7)	—
Effect of exchange rates on cash, cash equivalents and restricted cash	0.5	(0.3)
Net decrease in cash, cash equivalents and restricted cash	$(167.4)	$(13.9)
Cash and cash equivalents and restricted cash, beginning of period	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$453.3	$33.1
Cash and cash equivalents and restricted cash of discontinued operations, end of period	3.6	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$449.7	$33.1
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$33.0	$17.4
Dividends payable issued through accounts payable and accrued liabilities	0.3	—
Financing lease right-of-use assets obtained in exchange for lease obligations	14.0	12.4
Operating lease right-of-use assets obtained in exchange for lease obligations	20.8	1.3
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$87.1	$65.2
Cash paid (refunds received) for income taxes	1.6	(1.1)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	28.7	—	28.7
Other comprehensive income	—	—	—	—	4.5	4.5
Common shares repurchased and cancelled	(4.2)	—	(5.1)	(114.1)	—	(119.2)
Issuance of common stock	0.6	—	1.2	—	—	1.2
Stock-based compensation	—	—	12.0	—	—	12.0
Dividends on common stock ($0.10 per share)	—	—	—	(38.3)	—	(38.3)
March 31, 2025	376.2	$3.8	$4,979.4	$(1,637.4)	$(12.7)	$3,333.1

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2023	1.0	$—	$1,024.5	$(1,014.3)	$(7.5)	$2.7
Net income	—	—	—	33.5	—	33.5
Other comprehensive loss	—	—	—	—	(3.6)	(3.6)
Stock-based compensation	—	—	0.3	—	—	0.3
Dividends to Sponsor Stockholder	—	—	—	(382.7)	—	(382.7)
March 31, 2024	1.0	$—	$1,024.8	$(1,363.5)	$(11.1)	$(349.8)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
NOTE 1—DESCRIPTION OF THE BUSINESS
On November 8, 2024, Primo Brands Corporation ("we", "Primo Brands" or the "Company") consummated the transactions contemplated by the Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto dated October 1, 2024 (the document, as amended, the “Arrangement Agreement”, and the transactions effecting the Arrangement Agreement, the "Transaction") in which Primo Water Corporation ("Primo Water") and Triton Water Parent, Inc. ("BlueTriton") were combined, creating Primo Brands. Immediately following the completion of the Transaction, former Primo Water stockholders and Triton Water Parent Holdings, LP, the prior stockholder of BlueTriton and its affiliates (the "Sponsor Stockholder") owned approximately 43% and 57% of Primo Brands.
Primo Brands is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every U.S. state and Canada.
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 90 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 13,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in the 2024 Annual Report. The accounting policies used in these interim unaudited Condensed Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.

Basis of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments in which the Company does not have significant influence and does not have readily determinable fair values. Certain prior period amounts have been reclassified to conform with the 2025 presentation.
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses") are presented herein as discontinued operations in accordance with U.S. GAAP. On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses.
For the periods subsequent to the Transaction, the operating results associated with the Remaining International Businesses have been included in Net loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and the assets and liabilities associated with the Remaining International Businesses have been reflected as current and long-term assets and liabilities held for sale in the Condensed Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows. The Notes to these Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 4 - "Assets Held for Sale and Discontinued Operations" for additional information on discontinued operations.
Estimates
The presentation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, self-insurance reserves, inventory obsolescence expense, realizability of income taxes, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible asset assessments and the incremental borrowing rate related to lease obligations.
Revenue Recognition
The Company’s principal source of revenue is bottled water sales to customers primarily in the United States. Revenue is recognized when a customer obtains control of promised goods (the obligation), which may be upon shipment of goods or upon delivery to the customer as defined in the customer contract or purchase order. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Amounts collected from customers for sales taxes are excluded from the transaction price. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation (the Company has only one obligation).
The nature of the Company’s contracts give rise to variable consideration including volume-based rebates, growth incentives, point of sale promotions, and other trade promotional discounts (sales incentives). For certain sales incentives, the accrual recorded by the Company for the rebate or discount that will be granted to the customer, requires significant estimation. The critical assumptions used in estimating the sales incentive accruals include the Company’s estimate of expected levels of performance and redemption rates, which requires judgment. These assumptions are developed based upon the historical performance of the customer's participation with similar types of promotions adjusted for current trends. These estimated sales incentives are included in the transaction price of the Company’s contracts with customers as a reduction within net sales and are included as either a reduction in accounts receivable if the customer is entitled to take a deduction on their payment, or as accrued sales incentives in accruals and other current liabilities if the Company anticipates needing to pay the customer.
As of March 31, 2025 and December 31, 2024, estimated discounts reflected in Trade receivables, net of allowance for credit losses in the Condensed Consolidated Balance Sheets were $58.7 million and $61.8 million, respectively.
As of March 31, 2025 and December 31, 2024, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $23.2 million and $39.8 million, respectively.

Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:
•Level 1 — observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — significant other observable inputs that are observable either directly or indirectly; and
•Level 3 — significant unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions.
Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 6 - "Debt" for disclosures of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to modify the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The new standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03, as amended by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date, will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
NOTE 3—BUSINESS COMBINATIONS
Primo Water Corporation Arrangement Agreement and Merger
As described in Note 1 - "Description of the Business", on November 8, 2024, BlueTriton and Primo Water combined their respective businesses through an all-stock transaction and became subsidiaries of the Company. The Transaction was accounted for as a business combination using the acquisition method with BlueTriton as the accounting acquirer in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). ASC 805 provides that in a business combination effected through an exchange of equity interests, such as the Transaction, the entity that issues equity interests is generally the acquiring entity. However, under certain situations, the acquirer for accounting purposes may not necessarily be the entity that issues its equity interest to effect the business combination, particularly when the entity was newly created by one or more parties to a business combination.
After careful consideration, BlueTriton was determined to be the accounting acquirer based on evaluation of the following facts and circumstances. In identifying BlueTriton as the accounting acquirer, the companies took into account many factors including: (i) the relative voting rights in the combined entity after the business combination, (ii) the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity, (iii) the composition of the governing board of directors of the combined entity, (iv) the composition of the senior management of the combined entity, (v) if one of the combining entities is significantly larger than the other combining entity or entities, (vi) which entity initiated the business combination, (vii) whether the new company formed as a result of the business combination transfers cash or other assets or incurs liabilities as consideration in the transaction, and (viii) other qualitative factors. Although no single factor was the sole determinant, the primary factors that resulted in BlueTriton being designated as the accounting acquirer were the voting rights and ownership interest; the composition of the Board; the relative size and estimated market value of the businesses; and the background of the business combination which indicates that BlueTriton was the initiator of the business combination.
Accordingly, assets acquired and liabilities assumed are measured at their acquisition date fair values.
Primo Water is a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. The Company believes that the Transaction will create a leading player in the pure-play healthy hydration industry, well-positioned in one of the largest components of the U.S. beverage category.
The purchase price of $3,950.3 million has been allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Goodwill arising from the acquisition is attributable to the value of the acquired assembled workforce and the premium paid. The portion of goodwill deductible for tax purposes is $68.3 million.
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by the Company, with the excess of the purchase price over the fair value of Primo Water’s net assets recorded as goodwill:

($ in millions)	Fair Value
Purchase Price
Estimated fair value of equity instruments:
Class A common shares issued to Primo Water shareholders	$3,883.2
Replacement share-based payment awards:
Stock options	12.7
Performance-based RSUs converted into time-based RSUs	39.6
Time-based RSUs	13.7
Other awards	1.1
Total consideration	$3,950.3

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and the liabilities assumed:

($ in millions)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash, cash equivalents and restricted cash	$665.9	$—	$665.9
Trade receivables	144.1	—	144.1
Inventories	53.1	(1.1)	52.0
Prepaid expenses and other current assets	45.8	—	45.8
Current assets held for sale	74.6	—	74.6
Property, plant, and equipment	592.6	(2.1)	590.5
Operating lease right-of-use-assets	150.9	2.5	153.4
Intangible assets	1,836.7	0.1	1,836.8
Other non-current assets	7.1	—	7.1
Non-current assets held for sale	122.1	—	122.1
Current portion of long-term debt	(16.8)	—	(16.8)
Trade payables	(145.5)	—	(145.5)
Accruals and other current liabilities	(397.3)	—	(397.3)
Current portion of operating lease obligations	(27.2)	—	(27.2)
Current liabilities held for sale	(88.0)	—	(88.0)
Long-term debt, less current portion	(1,223.1)	1.8	(1,221.3)
Operating lease obligations, less current portion	(127.6)	(2.5)	(130.1)
Deferred income taxes	(420.9)	0.3	(420.6)
Other non-current liabilities	(18.2)	—	(18.2)
Non-current liabilities held for sale	(36.1)	—	(36.1)
Total identifiable net assets acquired	$1,192.2	$(1.0)	$1,191.2
Goodwill	2,758.1	1.0	2,759.1
Purchase price	$3,950.3	$—	$3,950.3
Measurement period adjustments recorded during the three months ended March 31, 2025 include adjustments related to property, plant & equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations and inventory based on updated estimates used to calculate the acquisition date fair values, and adjustments to deferred income taxes as a result of the aforementioned items. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
The assets and liabilities acquired in the Transaction are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.
The Company recorded $3.7 million and $5.8 million of acquisition-related costs associated with the Transaction during the three months ended March 31, 2025 and 2024, respectively. These costs are included in Acquisition, integration and restructuring expenses in the Condensed Consolidated Statement of Operations.
Intangible Assets
In the Company's determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products.
The estimated fair values of identified intangible assets are calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by the Company's management.
The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition. Assumptions include projected revenue growth rates, operating expense rates, cost synergies, customer attrition rates, tax rates, contributory asset charges, and risk-adjusted discount rates.
The estimated fair value of trademarks and trade names represents the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee. Assumptions include revenue growth rate, royalty rate, and discount rate.
The estimated fair value of water rights represents the economic benefit resulting from the legal right to extract water from spring sources. The primary assumption is the discount rate.
The following table presents the components of identifiable intangible assets associated with the Transaction and their estimated weighted-average useful lives:

($ in millions)	Estimated Fair Market Value	Weighted-Average Useful Life (Years)
Trademarks and trade names	$594.7	Indefinite
Definite-lived trademarks and trade names	18.7	1 year
Customer relationships	1,046.4	15 years
Water rights	157.6	25 years
Software	15.1	1 year
Other	4.3	2 years
Total identifiable intangible assets	$1,836.8
Goodwill
The principal factor that resulted in recognition of goodwill was the basis of the purchase price in the Transaction, in part, on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into the Company's operations, which is of greater value than on a standalone basis.
NOTE 4—ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Discontinued Operations
Following completion of the Transaction, Primo Water's Remaining International Businesses are presented as discontinued operations on the Condensed Consolidated Financial Statements and notes thereto.
As of March 31, 2025, the total assets and liabilities of discontinued operations classified as held for sale included in the Condensed Consolidated Balance Sheets were $178.0 million and $109.4 million, respectively.
As of December 31, 2024, the total assets and liabilities of discontinued operations classified as held for sale included in the Condensed Consolidated Balance Sheets were $184.8 million and $113.3 million, respectively.
Continuing Operations Assets Held for Sale
In October 2024, the Company's management approved the sale of a production facility in Ontario, Canada. As of December 31, 2024, $45.9 million in assets held for sale related to this production facility were classified in Current assets held for sale in the Consolidated Balance Sheets. The Company closed on the sale of the facility and associated assets on January 31, 2025, resulting in an insignificant loss on the transaction.
NOTE 5—INVENTORIES
The following table presents the components of Inventories in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	March 31, 2025	December 31, 2024
Raw and packaging materials and semi-finished goods	$131.2	$117.8
Finished goods	121.0	90.6
Total inventories	$252.2	$208.4

NOTE 6—DEBT
The following table summarizes Long-term debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	March 31, 2025	December 31, 2024
Term Loans	$3,090.9	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	469.0	459.8
4.375% Senior Notes [1,2]	708.5	710.0
Revolving Credit Facility	—	—
Finance leases	107.0	100.2
Other [3]	22.6	11.4
Unamortized debt costs and discounts	(66.2)	(64.9)
Total debt	$5,044.6	$5,028.1
Less: current portion of long term debt	67.9	64.5
Long-term debt, less current portion	$4,976.7	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the Original Notes as defined below. The March 31, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as defined below. The March 31, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.4 million and $38.0 million, respectively, as of March 31, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
3 Includes the non-tendered Original Notes (as described below).
The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs and discounts, in each of the next five years and thereafter:

($ in millions)	Amount
2025 (remaining nine months)	$27.1
2026	35.8
2027	32.5
2028	3,491.8
2029	1,463.0
Thereafter	—
Total	$5,050.2
The following describes the terms of our debt instruments in effect as of March 31, 2025:
Term Loans
Triton Water Holdings, Inc. (“Triton Water Holdings”) and Triton Water Intermediate, Inc. (“Intermediate Holdings”), both wholly owned subsidiaries of the Company, entered into a Term Loan Agreement (as subsequently amended, the “Amended Credit Agreement” and such term loans thereunder, the “Term Loans”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which the Company borrowed initial Term Loans in an aggregate principal amount of $2,550.0 million with a maturity date of March 31, 2028.
On December 9, 2021, Triton Water Holdings and Intermediate Holdings entered into the First Amendment to the Amended Credit Agreement and incurred incremental Term Loans in an aggregate principal amount of $250.0 million.
Triton Water Holdings and Intermediate Holdings entered into the Second Amendment to the Amended Credit Agreement on June 9, 2023, primarily to effectuate the transition of the interest rate benchmark from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR").

On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million (the “2024 Incremental Term Loans”).
On February 12, 2025, Primo Brands, along with Triton Water Holdings and Primo Water Holdings Inc. ("Primo Water Holdings") entered into the Fourth Amendment to the Amended Credit Agreement. This amendment modified certain covenant requirements related to the $3,098.6 million principal balance of Term Loans outstanding at that date. In addition to the amendment, the Term Loans' variable interest rate was repriced and the ABL Credit Facility (as defined below) was replaced by the Revolving Credit Facility (as defined below). The Term Loans retain the maturity date of March 31, 2028.
As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $51.6 million and $54.4 million, respectively.
Interest Rate and Fees
The interest rate applicable to borrowings under the Term Loans will be, at the Company’s option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) Adjusted Term-SOFR published on such date, plus 1.00%), plus an applicable spread, or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR, or any shorter period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR loans under the Amended Credit Agreement will be 2.25%. The Term Loans are subject to a SOFR floor of 0.50%.
On the last business day of each fiscal quarter the Company is required to make an aggregate principal payment equal to 0.25% of the aggregate principal amount of the Term Loans.
As of March 31, 2025 and December 31, 2024, the weighted-average interest rate for the Term Loans was 7.19% and 7.90%, respectively.
Revolving Credit Facility
The Fourth Amendment to the Amended Credit Agreement contains a revolving credit facility (the "Revolving Credit Facility") which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement). The Amended Credit Agreement provides for up to $150.0 million of which is available as swing line loans and up to $250.0 million of which is available as standby letters of credit.
Concurrently with the Fourth Amendment to the Amended Credit Agreement, the Company repaid all outstanding amounts and terminated its commitments under the credit agreement among Primo Water, as parent borrower, Primo Water Holdings and certain other subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto entered into on March 6, 2020 (as amended on September 23, 2021, January 13, 2023 and July 11, 2024) which provided for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Original Revolving Credit Agreement”). The Company also repaid all outstanding amounts and terminated its commitments under the asset based lending revolving credit agreement (“ABL Credit Facility") among Triton Water Holdings and Intermediate Holding and the lenders thereto entered into on March 31, 2021 which provided for up to $350.0 million of revolving loan commitments.
The Company recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility. As of March 31, 2025 the unamortized debt issuance costs related to the Revolving Credit Facility were $3.8 million and are included in Other non-current assets on the Condensed Consolidated Balance Sheets.
Interest Rate and Fees
The interest rate margin applicable to borrowings under the Revolving Credit Facility will be, at the Company's option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable spread or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR or any period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.25%, based on the achievement of certain first lien net leverage ratios. The Revolving Credit Facility is subject to a SOFR floor of 0.00%.

The Company is required to pay a Commitment Fee ranging from 0.20% to 0.30%, based on the Company's first lien net leverage ratio, as defined by the Amended Credit Agreement.
Secured and Unsecured Notes Exchange Offers
On January 27, 2025, the Company commenced separate private offers to exchange (collectively, the “Exchange Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings or Triton Water Holdings, both indirect, wholly owned subsidiaries of Primo Brands (collectively, the “Issuers”), for three new series of senior notes co-issued by the Issuers, and for holders who tendered by February 7, 2025 (the "Early Tender Date"), cash in amounts equal to 25 basis points on the principal. The Exchange Offers consisted of the following:
•an offer to exchange any and all of the €450,000,000 in aggregate principal amount of outstanding 3.875% Senior Secured Notes due 2028 (the “Original 3.875% Senior Notes”) issued by Primo Water Holdings for a combination of new 3.875% Senior Secured Notes due 2028 (the “3.875% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash;
•an offer to exchange any and all of the $750,000,000 in aggregate principal amount of outstanding 4.375% Senior Secured Notes due 2029 (the “Original 4.375% Senior Notes ”) issued by Primo Water Holdings for a combination of new 4.375% Senior Secured Notes due 2029 (the “4.375% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash; and
•an offer to exchange any and all of the $713,023,000 in aggregate principal amount of outstanding 6.250% Senior Unsecured Notes due 2029 (the “Original 6.250% Senior Notes” and, together with the Original 3.875% Senior Notes and the 4.375% Senior Notes, the "Original Notes") issued by Triton Water Holdings for a combination of new 6.250% Senior Unsecured Notes due 2029 (the “6.250% Senior Notes” and, together with the Original 3.875% Senior Notes and the 4.375% Senior Notes, the "New Notes"), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash.
On the Early Tender Date, the Company entered into supplemental indentures to the respective indentures governing the Original Notes that eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures. Additionally, the supplemental indentures to the indentures governing the Original 3.875% Senior Notes and the Original 4.375% Senior Notes released the guarantees of such notes previously provided by the guarantors thereunder.
The following table reflects the impact of all exchanges:

Senior Notes	Principal Offered for Exchange	Values Exchanged
($ in millions)
6.250% Senior Notes	$713.0	$712.8
3.875% Senior Notes	€450.0	€441.9
4.375% Senior Notes	$750.0	$746.5

6.250% Senior Notes
Pursuant to an indenture, dated as of February 12, 2025 (the "Unsecured Indenture"), the Issuers co-issued $712.8 million of 6.250% Senior Notes due April 1, 2029 to holders who participated in the Exchange Offers. The 6.250% Senior Notes are guaranteed by the Company and certain subsidiaries and interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2025.
The issuance of the 6.250% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.7 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 6.250% Senior Notes.
As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the 6.250% Senior Notes were $11.7 million and $10.6 million, respectively.
3.875% Senior Notes
Pursuant to an indenture, dated as of February 12, 2025 (the "Secured Indenture"), the Issuers co-issued €441.9 million ($477.4 million at exchange rates in effect on March 31, 2025) of 3.875% Senior Notes due October 31, 2028 to holders who participated in the Exchange Offers. The 3.875% Senior Notes are guaranteed by the Company and substantially all of the

Company's wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the "Guarantors"). Interest is payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025.
The issuance of the 3.875% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes. As of March 31, 2025, the unamortized discount was $1.1 million included within the Unamortized debt costs and discounts line in the table above.
During 2024, in connection with the Transaction, the Company recorded the difference between the carrying value of the Original 3.875% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount of $9.2 million, which is being amortized using the effective interest method at an effective interest rate of 4.42% and recorded in Interest and financing expense, net on the Condensed Consolidated Statements of Operations over the remaining term of the 3.875% Senior Notes.
As of March 31, 2025, the unamortized discount for the 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.4 million. As of December 31, 2024, the unamortized discount for the Original 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.9 million.
4.375% Senior Notes
Pursuant to the Secured Indenture, the Issuers co-issued $746.5 million of 4.375% Senior Notes due April 30, 2029 to holders who participated in the Exchange Offers. The 4.375% Senior Notes are guaranteed by the Guarantors and interest is payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025.
The issuance of the 4.375% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes. As of March 31, 2025, the unamortized discount was $1.8 million included within the Unamortized debt costs and discounts line in the table above.
In connection with the Transaction, the Company recorded the difference between the carrying value of the Original 4.375% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount in the amount of $41.2 million, which is being amortized using the effective interest method at an effective interest rate of 5.78% and recorded in Interest and financing expense, net on the Condensed Consolidated Statements of Operations over the remaining term of the 4.375% Senior Notes.
As of March 31, 2025, the unamortized discount for the 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $38.0 million. As of December 31, 2024, the unamortized discount for the Original 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $40.0 million.
Non-tendered Original Senior Notes
Following the Exchange Offers, the Original Notes that remain outstanding related to holders that did not participate are as follows:
•$0.2 million of Original 6.250% Senior Notes which mature on April 1, 2029. Interest is payable semi-annually on April 1 and October 1 of each year.
•€8.1 million ($8.8 million at exchange rates in effect on March 31, 2025) of Original 3.875% Senior Notes which mature on October 31, 2028. Interest is payable semi-annually on April 30 and October 31 of each year.
•$3.5 million of Original 4.375% Senior Notes which mature on April 30, 2029. Interest is payable semi-annually on April 30 and October 31 of each year.
Debt Covenants
The Term Loans contain customary negative covenants including, but not limited to, restrictions on the ability of the Company and its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions).

The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter.
Under the Secured Indenture and Unsecured Indenture, the Company is subject to a number of covenants, including covenants that limit the Company and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to, among other things, (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. The covenants are substantially similar across each series of the New Notes. Many of the covenants contained in the Secured Indenture and Unsecured Indenture will not be applicable, and the guarantees of the New Notes will be released, during any period where the New Notes have an investment grade rating.
In connection with the Exchange Offers, substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures governing the Original Notes were eliminated.
The Company was in compliance with all covenants as of March 31, 2025.
The following tables summarize amounts available for borrowing under the revolving credit facilities as of the periods presented:

March 31, 2025
($ in millions)	Revolving Credit Facility
Revolver availability:
Revolver committed availability	$750.0
Less: Outstanding letters of credit	(138.5)
Net availability	611.5
Borrowings	—
Available borrowing capacity	$611.5

	December 31, 2024
($ in millions)	ABL Credit Facility	Original Revolving Credit Agreement	Total
Revolver availability:
Gross availability	$350.0	$350.0	$700.0
Less: Adjustment for gross availability	(14.8)	—	(14.8)
Less: Outstanding letters of credit	(51.6)	(65.4)	(117.0)
Net availability	283.6	284.6	568.2
Borrowings	—	—	—
Available borrowing capacity	$283.6	$284.6	$568.2

NOTE 7—STOCKHOLDERS' EQUITY
Preferred Stock
As of March 31, 2025, the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorized the issuance of 100,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Shares of preferred stock may be issued from time to time in one or more series by the Company's Board of Directors and the Board of Directors is responsible for establishing the designation of such series and the number of shares to be included in such series and fixing the terms of such series, the voting powers (full or limited, or no voting powers), preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of each such series, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences.
Common Stock
As of March 31, 2025, the Company's Certificate authorized the issue of 800,000,000 shares of Class A common stock, par value $0.01 per share and 100,000,000 shares of Class B common stock, par value $0.01 per share.
During the three months ended March 31, 2025, the Sponsor Stockholder (as defined in the Explanatory Note) converted 64,512,579 shares of Class B common stock outstanding to an equivalent number of shares of Class A common stock. As of March 31, 2025, the shares of Class B common stock converted were retired and there were no shares of Class B common stock outstanding.
As of March 31, 2025, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	376,197,105	376,197,105
Class B common stock	100,000,000	—	—
	900,000,000	376,197,105	376,197,105
As of December 31, 2024, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	315,280,417	315,280,417
Class B common stock	100,000,000	64,512,579	64,512,579
	900,000,000	379,792,996	379,792,996
Holders of Class A common stock and Class B common stock are entitled to share equally, identically and ratably, on a per share basis, in dividends when, as, and if declared by the Company's Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends.
The holder of each share of Class A common stock is entitled to one vote for each share for each matter submitted to a vote of stockholders. Holders of each share of Class B common stock shall not be entitled to vote on the election, appointment or removal of directors of the Company but shall be entitled to one vote for each share of Class B common stock on each matter submitted to a vote of stockholders, other than the election, appointment or removal of directors. Further, subject to the exceptions described in the Company's Certificate, shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.
With the exception of the voting rights and conversion rights mentioned above, shares of Class A common stock and Class B common stock shall have the same rights and privileges and rank equally to, share ratably with, and be identical in all respects as to all matters.
On February 20, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock, par value $0.01 per share (the "Class A Common Stock") of the Company to stockholders of record at the close of business on March 7, 2025 which was paid in cash on March 24, 2025.
On March 10, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the Sponsor Stockholder and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of the Company’s Class A Common Stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A Common Stock, at an offering price of $29.50 per share (the “Secondary Offering”). The Secondary Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the Secondary Offering. No shares were sold by the Company.
Pursuant to the Underwriting Agreement, the Company agreed to purchase 4,000,000 shares of its Class A Common Stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the Secondary Offering (the “Share Repurchase”). The Company funded the Share Repurchase with cash on hand.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected on the Condensed Consolidated Statements of Operations. The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions)	Gain (Loss) On Derivative Instruments[1]	Cumulative Translation Adjustment	Net Unrealized Actuarial Gain (Loss) in Postretirement Benefit Plan[2]	Total AOCI
Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	0.3	2.7	—	3.0
Amounts reclassified from AOCI	1.7	—	(0.2)	1.5
Net current-period OCI	2.0	2.7	(0.2)	4.5
Balance as of March 31, 2025	$2.3	$(16.9)	$1.9	$(12.7)

Balance as of December 31, 2023	$—	$(9.9)	$2.4	$(7.5)
OCI before reclassifications	—	(3.4)	—	(3.4)
Amounts reclassified from AOCI	—	—	(0.2)	(0.2)
Net current-period OCI	—	(3.4)	(0.2)	(3.6)
Balance as of March 31, 2024	$—	$(13.3)	$2.2	$(11.1)
______________________
1 During the three months ended March 31, 2025, $2.3 million of losses were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange contracts. The effect of the loss was included in Other operating expense (income), net on the Condensed Consolidated Statements of Operations. The tax benefit recorded as a result of this loss was $0.6 million, and was recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2 During the three months ended March 31, 2025 and 2024, $0.2 million and $0.2 million, respectively, of income was reclassified from AOCI related to actuarial gains in the Company's postretirement benefit plan and recorded in Interest and financing expense, net on the Condensed Consolidated Statements of Operations. The tax impact of this income for the three months ended March 31, 2025 and 2024 was immaterial.
NOTE 8—INCOME TAXES
Income tax expense was $17.7 million on pre-tax income of $52.4 million for the three months ended March 31, 2025, as compared to income tax expense of $11.4 million on pre-tax income of $44.9 million in the comparable prior year period. The effective income tax rate for the three months ended March 31, 2025 was 33.8% compared to 25.4% in the comparable prior year period.
The effective tax rate for the three months ended March 31, 2025 varied from the effective tax rate in the comparable prior year period due primarily to permanent differences for which the Company has not recognized a tax benefit.
The effective tax rate for the three months ended March 31, 2025 varied from the U.S. statutory rate due primarily to permanent differences for which the Company has not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.

NOTE 9—STOCK-BASED COMPENSATION
During the three months ended March 31, 2025 the Company granted 237,724 Time-based restricted stock units ("RSUs") with a grant date fair value of $34.07 based on the quoted market price of PRMB shares on the NYSE as of the grant date, which awards vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
Additionally, the Company granted 461,477 Performance-based RSUs with a grant date fair value of $52.99, which vest at the end of a three-year performance period beginning on the first day of the Company's 2025 fiscal year and ending on the last day of our 2027 fiscal year ("2025 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted and is based on the Company’s achievement total shareholder return (”TSR”) relative to the TSR attained by companies within the Company's defined peer group for the applicable performance period (the “Performance Objective”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period.
The grant date fair value of the 2025 Performance Awards granted during the three months ended March 31, 2025 was estimated at the grant date using the Monte-Carlo simulation model with the following weighted-average assumptions:

Risk-free interest rate	4.1%
Average expected life (years)	2.9
Expected volatility	27.8%
Beginning TSR Price	$30.74
The risk-free rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance periods associated with the performance shares. Volatility is based on the Company's historical share price data. Beginning TSR price is equal to the average closing price for the 20 trading days from December 3, 2024 to December 31, 2024.
NOTE 10—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.4% and 97.6% of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively.
Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Regional spring water	$794.1	$756.1
Purified water	514.4	275.4
Premium water	73.9	13.4
Other water	34.8	28.9
Other	196.5	62.0
Total net sales	$1,613.7	$1,135.8
Contract Balances
The Company does not have any material contract assets or liabilities as of March 31, 2025 and December 31, 2024.
NOTE 11—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Transaction costs include those associated with the Transaction, including subsequent costs directly related to its consummation. Other acquisition expenses include costs associated with our acquisitions, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred on business optimization, among others. In connection with the closing of the Transaction, the Board authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million - $100.0 million of aggregate charges, which are anticipated to include $47.0 million - $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases.
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
($ in millions)	2025	2024
Transaction costs	$3.7	$5.8
Other acquisition expenses	1.4	—
Integration expenses	27.9	—
Total acquisition and integration expenses	33.0	5.8
Non-cash exit and disposal charges	0.5	—
Facility closure expense	6.2	—
Employee severance and termination related benefits	0.1	—
Total restructuring expenses	6.8	—
Total acquisition, integration and restructuring expenses	$39.8	$5.8
The following table reflects the activity related to the restructuring accrual for the period presented:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6
NOTE 12—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in foreign currency market conditions and commodity prices on items such as diesel fuel and petroleum-based products. These changes in market conditions and commodity prices may adversely impact the Company's financial performance and are referred to as market risks. When deemed appropriate by management, the Company uses derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks and commodity price risks.
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's 3.875% Senior Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
All derivatives are carried at fair value on the Condensed Consolidated Balance Sheets in the line item Prepaid expenses and other current assets or Accruals and other current liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. If agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty, the Company has elected to report the fair value of its derivatives on a net basis, by counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in the Condensed Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. The Company classifies cash inflows and outflows related to derivative and hedging instruments within the appropriate cash flows section associated with the item being hedged.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in either the fair values or cash flows of the related underlying exposures.
The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company's exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of the Company's derivatives are over-the-counter instruments with liquid markets.
Credit Risk Associated with Derivatives
The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. The Company monitors counterparty exposures regularly and reviews promptly any downgrade in counterparty credit rating. The Company mitigates pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, the Company may enter into derivative transactions with a portfolio of financial institutions. Based on these factors, the Company considers the risk of counterparty default to be minimal.
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a notional amount of €450.0 million ($486.2 million at exchange rates in effect on March 31, 2025) and a maturity date of October 31, 2025. The Company is utilizing the derivative financial instruments to hedge foreign exchange risk associated with the Company's 3.875% Senior Notes.
The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other operating expense (income), net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to hedged items as of March 31, 2025 and December 31, 2024:

($ in millions)	March 31, 2025	December 31, 2024
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$486.2	$468.7
______________________
1.    Carrying amount excludes the unamortized debt discounts as of March 31, 2025 and December 31, 2024.
The fair value of the Company's derivative liabilities included in Accruals and other current liabilities as of March 31, 2025 and December 31, 2024 was as follows:

($ in millions)	March 31, 2025	December 31, 2024
Derivative Contract	Liabilities
Foreign exchange contracts	$18.2	$36.0

The amount of gains or (losses) recognized in Other operating expense (income), net in the Condensed Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three months ended March 31, 2025 is shown in the table below:

($ in millions)	March 31, 2025
Foreign exchange contracts
Hedged item	$(17.5)
Derivative designated as hedging instrument	$17.5
Amount reclassified from AOCI to expense (amortized)	$(2.3)
The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value hedging relationships for the three months ended March 31, 2025 is shown in the table below:

($ in millions)	March 31, 2025
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$0.3
______________________
1.    Amount is net of tax expense of $0.1 million for the three months ended March 31, 2025.
There were no settlements of the Company's foreign exchange contracts during the three months ended March 31, 2025.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that have been designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
As of March 31, 2025 and December 31, 2024, the fair value of the Company's commodity forwards were liabilities of $4.3 million and $5.4 million, respectively, which are recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets. The change in fair value of the commodity forwards is reflected within Other operating expense (income), net in the Condensed Consolidated Statements of Operations.

NOTE 13—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	March 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$18.2	$—	$18.2	$—
Commodity forwards	4.3	—	—	4.3
	$22.5	$—	$18.2	$4.3

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$36.0	$—	$36.0	$—
Commodity forwards	5.4	—	—	5.4
	$41.4	$—	$36.0	$5.4
The fair values of the Company’s money market investments are based on the daily market price for identical assets in active markets. The fair value of the Company's split-dollar life insurance policies are the cash surrender value based on the fair value of underlying investment.
The changes in the fair value of the Company's commodity forwards recorded at fair value, which are Level 3 financial liabilities, are reflected within Other operating expense (income), net on the Condensed Consolidated Statements of Operations.
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.
Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	March 31, 2025		December 31, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,090.9	$3,079.3	$3,098.6	$3,121.8
6.250% Senior Notes [1]	712.8	712.9	713.0	709.4
3.875% Senior Notes [1]	469.0	470.8	459.8	459.9
4.375% Senior Notes [1]	708.5	715.6	710.0	701.2
Non-tendered Original Senior Notes	12.5	12.2	—	—
Total	$4,993.7	$4,990.8	$4,981.4	$4,992.3
1 The December 31, 2024 balances for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the Original Notes as defined in Note 6 - "Debt". The March 31, 2025 balances for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as described in Note 6 - "Debt".
The fair value of the Term Loans is estimated using quoted market prices for similar issues and are categorized within Level 2 of the fair value hierarchy. The fair values of the 6.250% Senior Notes, 3.875% Senior Notes, and 4.375% Senior Notes are

based on the trading levels and bid/offer prices observed by a market participant and are categorized within Level 2 of the fair value hierarchy.
Given the variable interest rates, the carrying values of the Revolving Credit Facility and other debts approximate their fair values.
NOTE 14—SEGMENT REPORTING
Primo Brands operates as a single segment. The Company has a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases.
The accounting policies of our segment have not changed from those disclosed in our 2024 Annual Report.
The Chief Operating Decision Maker ("CODM") assesses performance for the segment and decides how to allocate resources based on segment net (loss) income from continuing operations that is also reported in the Condensed Consolidated Statements of Operations as such.
The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Segment capital expenditures are reported in the Condensed Consolidated Statements of Cash Flows as purchases of plant, property and equipment and purchases of intangible assets.
The CODM uses Net income from continuing operations to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions or to pay dividends.
Net income from continuing operations is used to monitor budget versus actual results. The CODM also uses the Company's performance in competitive analysis by benchmarking to Primo Brands' competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset based metrics. Net sales by water type can be found in Note 10. "Revenue Recognition".
The Company's Chief Executive Officer is the CODM.

Business segment information is presented below:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$1,613.7	$1,135.8
Less:
Cost of sales, adjusted[1]	1,002.3	727.9
Marketing expense	44.3	39.5
Selling expense, adjusted[1]	105.9	75.9
General and administrative expense, adjusted[1]	119.6	74.9
Other segment expense[2]	59.9	17.6
Depreciation and amortization	128.6	75.2
Interest and financing expense, net	82.1	79.9
Loss on modification and extinguishment of debt	18.6	—
Income taxes	17.7	11.4
Segment net income from continuing operations	$34.7	$33.5
______________________
1.    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2.    Other segment expenses include acquisition, integration and restructuring costs and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 97.8% of consolidated long-lived assets as of both March 31, 2025 and December 31, 2024.
NOTE 15—NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted-average number of shares of common stock outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Performance-based RSUs, Time-based RSUs, and stock purchase rights granted under the Employee Share Purchase Plan ("ESPP"). The dilutive effect of these securities are reflected in diluted income (loss) per share by application of the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.
The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, and the classes otherwise share equally in dividends and residual net assets on a per share basis. Accordingly, the net income (loss) per common share amounts are the same for Class A common stock and Class B common stock because the holders of each class are entitled to equal per-share dividends or distributions in liquidation in accordance with the Company's Certificate.
For comparative purposes, the weighted-average shares outstanding of BlueTriton have been adjusted by an implied conversion ratio of 212.2-to-1 for the three months ended March 31, 2024 to reflect the effects of the Transaction.

Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended March 31,
(Shares in thousands)	2025	2024
Weighted-average common stock outstanding - basic	379,251	218,618
Effects of dilutive securities:
Stock options	556	—
Performance-based RSUs	403	—
Time-based RSUs	1,392	—
ESPP	11	—
Weighted-average common stock outstanding - diluted	381,613	218,618
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(Shares in thousands)	2025	2024
Stock options	—	—
Performance-based RSUs [1]	—	—
Time-based RSUs	146	—
ESPP	—	—
____________________
1.     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
NOTE 16—COMMITMENTS AND CONTINGENCIES
The Company may be party to a variety of litigation, claims, legal or regulatory proceedings, inquiries, and investigations including but not limited to matters arising out of the ordinary course of business, including those related to advertising, marketing or commercial practices, personal injury and property damage, intellectual property rights, employment, tax and insurance, and matters relating to compliance with applicable laws and regulations. Responding to these matters, even those that are ultimately non-meritorious, may require the Company to incur significant expense and devote significant resources. While it is not possible to predict the ultimate resolution of these matters, management believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that, after taking into account existing insurance coverage and amounts already provided for, the currently pending legal proceedings against the Company will not have a material adverse impact on the Company's consolidated statements of operations, balance sheets, or cash flows.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Other than with respect to the matter described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote.
Patane Litigation
On August 15, 2017, Mark Patane and 11 other named plaintiffs (collectively, the “Plaintiffs”) commenced a putative class action against Nestlé Waters North America Inc. ("Nestlé Waters") in the U.S. District Court for the District of Connecticut (the “Court”). The Plaintiffs alleged that Poland Spring product labels fraudulently represent the product to be natural spring water. The Plaintiffs have asserted claims of common law fraud, violations of certain consumer protection laws in nine states (with the Plaintiffs’ claims under the consumer protection laws of four of those states having been dismissed) and, for home and office customers, breach of contract. As a result of Triton Water Holdings' acquisition of all of the equity interests of Nestlé Waters North America Holdings, Inc., along with the acquisition of certain assets and assumption of certain liabilities of Nestlé Canada Inc. from Nestlé S.A. (the "Nestlé Acquisition"), Nestlé Waters was renamed BlueTriton Brands, Inc. (“BlueTriton Brands”), and BlueTriton Brands is continuing to defend against the lawsuit.

As a result of rulings on multiple dispositive motions, including most recently on December 30, 2024, the case has been narrowed in certain respects. On January 6, 2025, both the Plaintiffs and BlueTriton Brands moved for reconsideration of portions of the December 30, 2024 decision, which granted in part and denied in part BlueTriton Brands’ motion for summary judgment. Upon the resolution of those motions, the Plaintiffs are expected to seek to certify multiple classes, including a nine state common law fraud class, a subclass comprised of BlueTriton Brands’ Poland Spring home and office customers in nine states for breach of contract, and state subclasses comprised of retail purchasers of Poland Spring for violation of consumer protection statutes in New York, New Jersey, Massachusetts, New Hampshire, and Pennsylvania. Plaintiffs’ claims for injunctive relief have been dismissed. The claims of eight Plaintiffs who are members of a class in a prior class action and subject to the Final Judgement entered in Ramsey v. Nestlé Waters N.Am., Case No. 03-CHK-817 (Ill Cir. Ct. 16th Cir. Kane Cnty.), have also been dismissed to the extent that they rely on purchases of Poland Spring bottled water sourced from four spring water sources: Poland Spring; Clear Spring; Evergreen Spring; and Garden Spring.
The Plaintiffs are seeking compensatory damages and/or statutory damages. For the common law fraud claims, the Plaintiffs purport to compute damages by multiplying the alleged price premium that Nestlé Waters obtained from its alleged “spring water” misrepresentation by Nestlé Waters's total dollar sales of Poland Spring still water products sold by Nestlé Waters during the class period, while statutory damages normally are determined by multiplying a statutorily established amount by the number of violations. The quantification of Plaintiffs’ recoverable damages is not reasonably determinable at this stage of the litigation. No trial date has been set. We believe that Plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. Based upon information presently known to management, the Company has not accrued a loss for the matters described above as the Company believes that a loss is not probable and reasonably estimable. While it is reasonably possible a loss may be incurred, the Company is unable to estimate a loss or range of loss in this matter.
Purchase Commitments
The Company may enter into unconditional purchase obligations with third party suppliers in the ordinary course of business. Such arrangements are entered into to secure subscriptions, utilities, services and supplies vital to the Company's operations and ability to serve its customers. The Company has various long-term supply and service contracts which may require that the Company purchase minimum quantities, for a minimum term, at fixed or variable rates.
Letters of Credit
As of March 31, 2025, the Company had $138.5 million of letters of credit outstanding.
NOTE 17—RELATED PARTY TRANSACTIONS
Investors, along with their associated management of the Company, provided various advisory services. In exchange for these services, the Company pays management fees to the related parties under the Management Agreements entered into at the time of the Nestlé Acquisition. Additionally, the Company has supply agreements with related parties.
For the three months ended March 31, 2025 and 2024, the Company recorded expenses associated with management fees and associated costs under the Management Agreements totaling nil and $9.3 million, respectively, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2025 and 2024, the Company purchased $8.6 million and $6.9 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of March 31, 2025 and December 31, 2024, the Company recorded an associated payable of $1.4 million and $2.1 million, respectively, related to the unpaid portion of these purchases.
For the three months ended March 31, 2025 and 2024, the Company recorded expense associated with a related party of $0.3 million and nil, respectively, for consultancy services which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company recorded an associated accrued expense of $0.1 million and $0.2 million, respectively, which is included in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets.
Substantially concurrently with the Secondary Offering, the Company completed the Share Repurchase as detailed in Note 7 - "Stockholders' Equity".
NOTE 18—SUBSEQUENT EVENTS
On May 1, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, payable in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.
Subsequent to March 31, 2025, one of our facilities experienced damage from a tornado. The costs associated with the damage are currently estimated between $41.0 million and $63.0 million, a portion of which is expected to be covered by insurance. The Company is still assessing the impact of the event on our operations and the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q ("Form 10-Q") and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A. in our 2024 Annual Report and Part II, Item 1A. "Risk Factors" in this Form 10-Q. When used in this report, the terms “the Company,” “our Company,” “Primo Brands,” “we,” “us,” or “our” refers to Primo Brands Corporation, together with its consolidated subsidiaries, for periods following the Transaction (as defined in the "Overview" section below) and to Triton Water Parent, Inc. and its consolidated subsidiaries (collectively, “BlueTriton”) and/or Primo Water Corporation and its consolidated subsidiaries (collectively, “Primo Water”) for periods prior to the Transaction.
Overview
Primo Brands is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every U.S. state and Canada.
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 90 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 13,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
Trends and Factors Affecting Results of Operations
Evolving Customer Trends
We believe we are well-positioned to benefit from evolving consumer trends, as well as the continued acceleration of e-commerce. These favorable trends, combined with the broad appeal of our brands, provide us with a significant opportunity to drive the growth of our business.
•Ability to Increase Brand Awareness – Our ability to increase brand awareness has and will continue to contribute meaningfully to our performance. We focus on creating, capturing and retaining new demand by increasing our brand awareness while also increasing our value proposition to our customers. We aim to continue to increase our brand awareness through continued local community engagement, national media campaigns, growing our social community and innovating our packaging to make our brands and products visually appealing and distinctive from other bottled water brands.
•Product Innovation and Expansion – We see significant potential to grow our sales in underpenetrated, high-growth segments of the bottled water category, such as sparkling, flavored and enhanced waters, by leveraging the brand equity of our existing brands to develop new and innovative beverage offerings. Through the flexible production capabilities of our existing infrastructure and our extensive distribution and retail relationships, we believe we will be able to quickly develop, produce and commercialize new products. We intend to continue investing in innovations within our product portfolio, as well as the development and introduction of new products.
•E-commerce – Given the trend towards growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the consumer is leveraging multiple methods of engagement including the digital marketplace.
Consolidation in the Retail Industry
Our industry has been affected by the trend toward consolidation in the retail channel. Many of our retail customers have consolidated in recent years, and this consolidation trend may continue. As a result, our retail customers may seek lower pricing and demand increased marketing or promotional expenditures from us. Large retailers are also increasingly using their distribution networks and economies of scale to introduce and develop private-label brands, such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. See Item 1A. "Risk Factors — Risks Related to our Customers, Suppliers and Associates" in our 2024 Annual Report.
General Economic Conditions and Other Factors
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, tariffs and the ongoing Russia/Ukraine and Israel/Hamas conflicts, all of which are likely to continue to create challenging conditions for our business through increased costs, lower consumer spending, volatility in financial markets or other impacts. While we have taken steps to minimize the impact of these increased costs, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
The markets in which we operate are subject to some seasonal variations. Our water sales are generally higher during the warmer months. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. The seasonality of our sales volume causes our working capital needs to fluctuate throughout the year.
We conduct operations in Canada and we are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had, and will continue to have, an impact on our results of operations.
Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels and cartons and trays. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.
Basis of Presentation - BlueTriton - Primo Water Transaction
On November 8, 2024, Primo Brands consummated the Transaction which was accounted for as a business combination in which BlueTriton was the accounting acquirer. Accordingly, assets acquired and liabilities assumed were measured at their acquisition date fair values as of November 8, 2024. Our consolidated results of operations include the results of Primo Water for the three months ended March 31, 2025, but not for the three months ended March 31, 2024.
Non-GAAP Financial Measures
We present certain non-GAAP measures in this Quarterly Report, including Adjusted EBITDA and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted for acquisition, integration and restructuring expenses, stock-based compensation costs, unrealized loss (gain) on foreign exchange and commodity forwards, loss on disposal of property, plant and equipment, net, loss on modification and extinguishment of debt, management fees, and other adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources, and measure leverage. We believe that Adjusted EBITDA is a useful metric for management,” investors, and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in evaluating the effectiveness of our business strategies, and to establish annual budgets and forecasts. We also use Adjusted EBITDA to establish short-term incentive compensation for management.
Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with U.S. GAAP. It is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. This non-GAAP metric does not necessarily indicate whether cash flow will be sufficient or available to meet our cash requirements and may not be indicative of our historical operating results, nor are such measures meant to be predictive of our future results. In the future, we may incur expenses similar to the adjustments noted herein to calculate Adjusted EBITDA. However, the magnitude of such adjustments for the periods presented herein is not necessarily indicative of the magnitude of such adjustments in future periods. Our presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA has limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include that:
•Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary, to service interest on our indebtedness;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and not all of these measures reflect cash requirements for such replacements;
•non-cash compensation is a key element of our long-term executive incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
•the fact that other companies in our industry may calculate these measures differently than we do, which limits their usefulness as comparative measures; and
•these measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
Furthermore, we compensate for the limitations described above by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only for supplemental purposes.

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net income from continuing operations	$34.7	$33.5
Interest and financing expense, net	82.1	79.9
Provision for income taxes	17.7	11.4
Depreciation and amortization	128.6	75.2
EBITDA	$263.1	$200.0
Acquisition, integration and restructuring expenses	39.8	5.8
Stock-based compensation costs	12.0	0.3
Unrealized loss (gain) on foreign exchange and commodity forwards, net	0.2	(3.8)
Write off of long lived assets	1.5	1.6
Loss on modification and extinguishment of debt	18.6	—
Management fees	—	9.3
Purchase accounting adjustments	1.2	—
Other adjustments, net	5.1	4.5
Adjusted EBITDA	$341.5	$217.7

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$1,613.7	100.0%	$1,135.8	100.0%	$477.9	42.1%
Cost of sales	1,092.7	67.7%	790.3	69.6%	302.4	38.3%
Gross profit	521.0	32.3%	345.5	30.4%	175.5	50.8%
Selling, general and administrative expenses	327.8	20.3%	218.7	19.3%	109.1	49.9%
Acquisition, integration and restructuring expenses	39.8	2.5%	5.8	0.5%	34.0	586.2%
Other operating expense (income), net	0.2	—%	(3.8)	(0.3)%	4.0	(105.3)%
Operating income	153.2	9.5%	124.8	11.0%	28.4	22.8%
Other expense, net	0.1	—%	—	—%	0.1	100%
Loss on modification and extinguishment of debt	18.6	1.2%	—	—%	18.6	100%
Interest and financing expense, net	82.1	5.1%	79.9	7.0%	2.2	2.8%
Income from continuing operations before income taxes	52.4	3.2%	44.9	4.0%	7.5	16.7%
Provision for income taxes	17.7	1.1%	11.4	1.0%	6.3	55.3%
Net income from continuing operations	$34.7	2.2%	$33.5	2.9%	$1.2	3.6%
The following table sets forth our consolidated Net sales by water type:

	Three Months Ended March 31,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$794.1	$756.1	$38.0	5.0%
Purified water	514.4	275.4	239.0	86.8%
Premium water	73.9	13.4	60.5	451.5%
Other water	34.8	28.9	5.9	20.4%
Other	196.5	62.0	134.5	216.9%
Total Net sales	$1,613.7	$1,135.8	$477.9	42.1%
Net Sales
During three months ended March 31, 2025, net sales were $1,613.7 million, an increase of $477.9 million, or 42.1%, as compared to the three months ended March 31, 2024, primarily related to $470.3 million of net sales attributable to Primo Water as a result of the Transaction.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended March 31, 2025, cost of sales was $1,092.7 million, an increase of $302.4 million, or 38.3%, as compared to the three months ended March 31, 2024. The increase in costs is primarily driven by $315.6 million of cost of sales attributable to Primo Water as a result of the Transaction, partially offset by lower maintenance costs incurred in the current year period.
Gross Profit and Gross Margin
During the three months ended March 31, 2025, gross profit was $521.0 million, an increase of $175.5 million, or 50.8%, as compared to the three months ended March 31, 2024, and gross margin as a percentage of net sales was 32.3%, as compared to 30.4% during the three months ended March 31, 2024, primarily driven by $154.7 million of gross profit, which equates to

32.9% gross margin, attributable to Primo Water as a result of the Transaction, as well as lower maintenance costs.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
Selling, general and administrative expenses during the three months ended March 31, 2025 were $327.8 million, an increase of $109.1 million, or 49.9%, as compared to the three months ended March 31, 2024, primarily due to $116.4 million of costs attributable to Primo Water as a result of the Transaction. The prior year period included $9.3 million of nonrecurring management fees.
Acquisition, Integration and Restructuring Expenses
Transaction costs include those associated with the Transaction, including subsequent costs directly related to its consummation. Other acquisition expenses include costs associated with our acquisitions, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred on business optimization, among others.
During the three months ended March 31, 2025, acquisition, integration and restructuring expenses were $39.8 million, an increase of $34.0 million, as compared to the three months ended March 31, 2024, primarily due to integration related charges related to the Transaction, consisting primarily of consulting fees and IT optimization costs, incurred during the three months ended March 31, 2025.
Other Operating Expense (Income), Net
Other operating expense (income), net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
Other operating expense during the three months ended March 31, 2025 was $0.2 million, compared to other operating income during three months ended March 31, 2024 of $3.8 million, primarily due to an unrealized gain of $4.2 million on commodity forwards during three months ended March 31, 2024.
Loss on Modification and Extinguishment of Debt
During the three months ended March 31, 2025, we consummated the Refinancing Transactions (as defined below) to simplify our capital structure, streamline our reporting and compliance requirements and reduce the overall cost of our borrowings. As a result of these transactions, we recorded charges totaling $18.6 million during the three months ended March 31, 2025.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily related to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended March 31, 2025, interest and financing expense, net, was $82.1 million, an increase of $2.2 million, or 2.8%, as compared to the three months ended March 31, 2024, primarily due to an increase of $13.5 million of interest and financing expenses largely driven by the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Transaction, substantially offset by the lower effective interest rate on the Term Loans (as defined below) and no outstanding revolving debt during the three months ended March 31, 2025.
Provision for Income Taxes
Income tax expense was $17.7 million for the three months ended March 31, 2025 compared to $11.4 million for the three months ended March 31, 2024. The effective tax rate was 33.8% for the three months ended March 31, 2025 compared to 25.4% for the three months ended March 31, 2024.
The effective tax rate for the three months ended March 31, 2025 increased from the effective tax rate for the three months ended March 31, 2024 due primarily to permanent differences for which we have not recognized a tax benefit. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.

Net Income From Continuing Operations
The net income from continuing operations for the three months ended March 31, 2025 was $34.7 million, an increase of $1.2 million as compared to net income from continuing operations of $33.5 million for the three months ended March 31, 2024 due to the factors mentioned above.
Liquidity and Capital Resources
Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, dividends and acquisitions. We have historically funded our operations and acquisitions primarily through cash provided by operating activities and debt financing.
We believe that a combination of cash generated from operating activities, and undrawn availability under the Revolving Credit Facility (as defined below) will provide sufficient liquidity to support our working capital needs, planned growth and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness, along with our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our debt. As a result, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations or to refinance on beneficial terms at maturity would adversely affect our financial condition. We may also require additional capital in the future to pursue attractive acquisition opportunities in our industry. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors, some of which are beyond our control, as well as the factors described in Part I, Item 1A. "Risk Factors” in our 2024 Annual Report and Part II, Item 1A. "Risk Factors" in this Form 10-Q.
As of March 31, 2025, we had $449.7 million of cash on hand (of which $0.7 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding the $138.5 million of letters of credit outstanding) under the Revolving Credit Facility (defined below). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
The Refinancing Transactions
On January 27, 2025, the Company commenced separate private offers to exchange (collectively, the “Exchange Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings Inc. ("Primo Water Holdings") or Triton Water Holdings, Inc. ("Triton Water Holdings") both indirect, wholly owned subsidiaries of Primo Brands (collectively, the “Issuers”), for three new series of senior notes co-issued by the Issuers, and for holders who tendered by February 7, 2025 (the "Early Tender Date"), cash in amounts equal to 25 basis points on the principal. The Exchange Offers consisted of the following:
•an offer to exchange any and all of the €450,000,000 in aggregate principal amount of outstanding 3.875% Senior Secured Notes due 2028 (the “Original 3.875% Senior Notes”) issued by Primo Water Holdings for a combination of new 3.875% Senior Secured Notes due 2028 (the “3.875% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash;
•an offer to exchange any and all of the $750,000,000 in aggregate principal amount of outstanding 4.375% Senior Secured Notes due 2029 (the “Original 4.375% Senior Notes ”) issued by Primo Water Holdings for a combination of new 4.375% Senior Secured Notes due 2029 (the “4.375% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash; and
•an offer to exchange any and all of the $713,023,000 in aggregate principal amount of outstanding 6.250% Senior Unsecured Notes due 2029 (the “Original 6.250% Senior Notes” and, together with the Original 3.875% Senior Notes and the 4.375% Senior Notes, the "Original Notes") issued by the Triton Water Holdings for a combination of new 6.250% Senior Unsecured Notes due 2029 (the “6.250% Senior Notes” and, together with the 3.875% Senior Notes and the 4.375% Senior Notes, the "New Notes"), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash.
In conjunction with the Exchange Offers, the Company entered into supplemental indentures related to the aforementioned Original Notes that eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures as well as the release of the note guarantee of each guarantor of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes.
The following table reflects the impact of all exchanges:

Senior Notes	Principal Offered for Exchange	Values Exchanged
($ in millions)
6.250% Senior Notes	$713.0	$712.8
3.875% Senior Notes	€450.0	€441.9
4.375% Senior Notes	$750.0	$746.5
Substantially concurrently with the Exchange Offers, we (i) repaid all amounts outstanding, and terminated commitments, under the asset based lending revolving credit agreement ("ABL Credit Facility") among Triton Water Holdings and Intermediate Holding and the lenders thereto entered into on March 31, 2021 which provided for up to $350 million of revolving loan commitments, (ii) repaid all amounts outstanding, and terminated commitments, under Primo Water's prior revolving credit facility (the "Original Revolving Credit Facility"), and (iii) entered into an amendment, which amended the credit agreement governing the Term Loans to, among other things, (x) reprice the Term Loans and to make related changes to effect such repricing, and (y) provide for a new revolving credit facility (the “Revolving Credit Facility,” and the transactions referred to in clauses (i) through (iii), the “Credit Facilities Transactions,” and, the Credit Facilities Transactions, together with the Exchange Offers, collectively, the “Refinancing Transactions”).
Debt
The following table summarizes our total debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	March 31, 2025	December 31, 2024
Term Loans	$3,090.9	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	469.0	459.8
4.375% Senior Notes [1,2]	708.5	710.0
Revolving Credit Facility	—	—
Finance leases	107.0	100.2
Other	22.6	11.4
Unamortized debt costs and discounts	(66.2)	(64.9)
Total debt	$5,044.6	$5,028.1
Less: current portion of long term debt	67.9	64.5
Long-term debt, less current portion	$4,976.7	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the original unsecured notes as defined below. The March 31, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the exchanged secured notes as described below. The March 31, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.4 million and $38.0 million, respectively, as of March 31, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
Description of Certain Indebtedness
The following is a description of our current indebtedness. The following summary of certain provisions of these agreements that govern our existing indebtedness does not purport to be complete and may not contain all of the information that is important to you, and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements.

Term Loans
Triton Water Holdings and Triton Water Intermediate, Inc. (“Intermediate Holdings”), both wholly owned subsidiaries of the Company, entered into a Term Loan Agreement (as subsequently amended, the “Amended Credit Agreement” and such term loans thereunder, the “Term Loans”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which the Company borrowed initial Term Loans in an aggregate principal amount of $2,550.0 million with a maturity date of March 31, 2028.
On December 9, 2021, Triton Water Holdings and Intermediate Holdings entered into the First Amendment to the Amended Credit Agreement and incurred incremental Term Loans in an aggregate principal amount of $250.0 million with a maturity date of March 31, 2028.
Triton Water Holdings and Intermediate Holdings entered into the Second Amendment to the Amended Credit Agreement on June 9, 2023, primarily to effectuate the transition of the interest rate benchmark from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR").
On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million (the “2024 Incremental Term Loans”).
On February 12, 2025, Primo Brands, along with Triton Water Holdings and Primo Water Holdings entered into the Fourth Amendment to the Amended Credit Agreement. This amendment modified certain covenant requirements related to the $3,098.6 million principal balance of Term Loans outstanding at that date. In addition to the amendment, the Term Loans' variable interest rate was repriced and the ABL Credit Facility was replaced by the Revolving Credit Facility described below. The Term Loans retain the maturity date of March 31, 2028.
As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $51.6 million and $54.4 million, respectively.
Interest Rate and Fees
The interest rate applicable to borrowings under the Term Loans will be, at our option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) Adjusted Term-SOFR published on such date, plus 1.00%), plus an applicable spread, or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR, or any shorter period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR Loans under the Term Loan will be 2.25%. The Term Loan is subject to a SOFR floor of 0.50%.
Prepayments
We may voluntarily prepay loans or reduce commitments under the Amended Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is six months after the Early Settlement Date. We are required to prepay the Term Loans with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific leverage ratios), 100% of the net cash proceeds of certain debt issuances, and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific leverage ratios), in each case, subject to certain reinvestment rights and other exceptions.
Amortization
On the last business day of each fiscal quarter the Company is required to make an aggregate principal payment equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable on the maturity date.
Covenant Compliance
Our Amended Credit Agreement contains customary covenants that include, among other things, restrictions on our ability and the ability of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions). We were in compliance with these financial covenants as of March 31, 2025.
Events of Default
The Amended Credit Agreement contains customary events of default, subject to grace periods and materiality thresholds, including:

•failure to make payments when due;
•defaults under certain other indebtedness;
•noncompliance with covenants;
•representations and warranties being untrue in any material respect when made;
•bankruptcy or certain insolvency events;
•material judgments;
•invalidity of loan documentation or invalidity or non-perfection of the liens securing a material portion of collateral; and
•a “change of control” (as defined in the Amended Credit Agreement).
Guarantee and Security
The obligations under the Amended Credit Agreement are guaranteed by the Guarantors (as defined below). The Term Loans are secured by a first-priority lien on substantially all of the Issuers’ and the Guarantors’ current and fixed assets (subject to certain exceptions), subject to certain permitted liens.
Revolving Credit Facility
The Fourth Amendment to the Amended Credit Agreement contains a revolving credit facility (the "Revolving Credit Facility") which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement). The Amended Credit Agreement provides for up to $150.0 million of which is available as swing line loans and up to $250.0 million of which is available as standby letters of credit.
We recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility.
Interest Rate
The interest rate margin applicable to borrowings under the Revolving Credit Facility will be, at our option, either (1) the Base Rate (as defined in the Amended Credit Agreement) (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate (as defined in the Amended Credit Agreement) on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable spread or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR or any period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.25%, based on the achievement of certain first lien net leverage ratios. The Revolving Credit Facility is subject to a SOFR floor of 0.00%.
We are required to pay a Commitment Fee ranging from 0.20% to 0.30%, based on the Company's first lien net leverage ratio, as defined by the Amended Credit Agreement.
Prepayments
We are required to make prepayments under the Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the Revolving Credit Facility exceeds the aggregate amount of commitments in respect of the Revolving Credit Facility.
Covenant Compliance
The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter.

3.875% Senior Notes and 4.375% Senior Notes
The 3.875% Senior Notes and the 4.375% Senior Notes (collectively, the "New Secured Notes") were issued pursuant to an indenture, dated as of February 12, 2025 (the “New Secured Indenture”), by and among the Issuers, the guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar. The New Secured Notes Indenture eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in such indenture as well as to release the note guarantee of each guarantor.
The 3.875% Senior Notes will mature October 31, 2028 and bear interest at a rate of 3.875% per annum, which is payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025. The 4.375% Senior Notes will mature on October 31, 2028 and bear interest at a rate of 4.375% per annum, which is payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025.
Upon not less than 10 nor more than 60 days’ notice, the Issuers may redeem the New Secured Notes, at their option, in whole at any time or in part from time to time, subject to the payment of a redemption price, together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies from 0.969% to 0%, in the case of the 3.875% Senior Notes, or from 2.188% to 0%, in the case of the 4.375% Senior Notes, in each case, depending on the year of redemption.
In connection with any tender offer, other offer to purchase, or exchange offer for the New Secured Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the New Secured Indenture, if not less than 90.0% of the New Secured Notes of the applicable series outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all New Secured Notes of such series that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of New Secured Notes of the applicable series in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the New Secured Notes also have the right to require the Issuers to repurchase their New Secured Notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the New Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The New Secured Notes are guaranteed by the Company and substantially all of our material, wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the “Guarantors”). The New Secured Notes and related guarantees are the Issuers’ and Guarantors’ senior secured obligations. In addition, the New Secured Notes are secured on a first lien basis by substantially all of the assets of each of the Issuers and such Guarantors, subject to certain customary exceptions, which liens shall be pari passu with the liens securing the Amended Credit Agreement.
The New Secured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the New Secured Notes will be released, during any period when the New Secured Notes have an investment grade rating.
The issuance of the 3.875% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes.
The issuance of the 4.375% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes.
6.250% Senior Notes
The 6.250% Senior Notes were issued pursuant to an indenture, dated as of February 12, 2025, by and among the Issuers, the guarantors party thereto, and Wilmington Trust, National Association, as trustee (the "New Unsecured Indenture").

The 6.250% Senior Notes will mature on April 1, 2029 and bear interest at a rate of 6.250% per annum, which is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2025.
Upon not less than 10 nor more than 60 days’ notice, the Issuers may redeem the 6.250% Senior Notes, at their option, in whole at any time or in part from time to time, subject to the payment of a redemption price, together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies from 3.125% to 0%, depending on the year of redemption.
In connection with any tender offer, other offer to purchase, or exchange offer for the 6.250% Senior Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the New Unsecured Indenture, if not less than 90.0% of the 6.250% Senior Notes outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all 6.250% Senior Notes that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of 6.250% Senior Notes in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the 6.250% Senior Notes will also have the right to require the Issuers to repurchase their notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the 6.250% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The 6.250% Senior Notes are guaranteed by the Guarantors. The 6.250% Senior Notes and related guarantees are the Issuers’ and Guarantors’ senior unsecured obligations. The New Unsecured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the 6.250% Senior Notes will be released, during any period when the 6.250% Senior Notes have an investment grade rating.
The issuance of the 6.250% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.7 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 6.250% Senior Notes.
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of March 31, 2025, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Positive
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contract
As part of the Transaction, we acquired foreign exchange forward contracts with a notional amount of €450.0 million and a maturity date of October 31, 2025. We are utilizing the derivative financial instrument to hedge foreign exchange risk associated with the 3.875% Senior Notes.

Issuer Purchases of Equity Securities
Share Repurchases
On March 10, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with the Sponsor Stockholder and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), which includes the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A Common Stock, at an offering price of $29.50 per share (the “Secondary Offering”). The Secondary Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the Secondary Offering. No shares were sold by us. Following the Secondary Offering, we were no longer considered a controlled company.
Pursuant to the Underwriting Agreement, we agreed to purchase 4,000,000 shares of its Class A Common Stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the Secondary Offering (the “Share Repurchase”). We funded the Share Repurchase with cash on hand.
Tax Withholding
During the three months ended March 31, 2025, 164,738 shares were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report.
Dividend Payments
Dividend
On February 20, 2025, our Board of Directors declared a dividend of $0.10 per share of outstanding Class A Common Stock of the Company to stockholders of record at the close of business on March 7, 2025 which was paid in cash on March 24, 2025.
On May 1, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A Common Stock of the Company, payable in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net cash provided by operating activities of continuing operations	$38.8	$6.0
Net cash used in investing activities of continuing operations	(23.2)	(41.7)
Net cash (used in) provided by financing activities of continuing operations	(180.8)	22.1
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	2.9	—
Net cash used in investing activities from discontinued operations	(8.0)	—
Net cash provided by financing activities from discontinued operations	2.4	—
Effect of exchange rates on cash, cash equivalents and restricted cash	0.5	(0.3)
Net decrease in cash, cash equivalents and restricted cash	$(167.4)	$(13.9)
Cash and cash equivalents and restricted cash, beginning of period	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$453.3	$33.1
Cash and cash equivalents and restricted cash of discontinued operations, end of period	3.6	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$449.7	$33.1
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net cash provided by operating activities from continuing operations was $38.8 million for the three months ended March 31, 2025 as compared to $6.0 million for the three months ended March 31, 2024. The $32.8 million increase was due primarily to improved earnings, excluding non-cash charges and cash provided by other current assets of $27.3 million partially offset by cash used for trade payables and accrued liabilities of $72.5 million.
Net cash used in investing activities from continuing operations was $23.2 million for the three months ended March 31, 2025, compared to $41.7 million for the three months ended March 31, 2024. The improvement of $18.5 million is primarily due to proceeds received from the sale of the production facility in Ontario, Canada in the current quarter, partially offset by increased capital expenditures.
Net cash used in financing activities from continuing operations for the three months ended March 31, 2025 was $180.8 million, compared to cash provided by financing activities of $22.1 million for the three months ended March 31, 2024, a decrease of $202.9 million. The use of cash during three months ended March 31, 2025 primarily related to the Share Repurchase of $114.1 million and the payment of dividends to holders of our common stock of $38.6 million. For the three months ended March 31, 2024, the dividend to the Sponsor Stockholder of $382.7 million was offset by the addition of the $400 million 2024 Incremental Term Loan in March 2024.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
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
Critical accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements are discussed with the Audit Committee of our Board of Directors as they are implemented and on an annual basis.

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2024 Annual Report.
Recently Issued Accounting Pronouncements
Refer to Note 2 - "Summary of Significant Accounting Policies" in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our business and financial results are affected by fluctuations in world financial markets, including currency exchange rate risk, interest rates, commodity price risk and credit risk. We may utilize fixed price or volume contracts that may extend over one year and derivative financial instruments (including interest rate swap arrangements), among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2024 Annual Report. As of March 31, 2025, we have no material changes to this information.

ITEM 4.	CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
Other than with respect to the ongoing integration efforts following the Transaction, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. With the exception of the putative class action against Nestlé Waters commenced by Mark Patane and 11 other named plaintiffs in the U.S. District Court in the District of Connecticut, as described in Note 16 - "Commitments and Contingencies" to this Quarterly Report on Form 10-Q, we are not currently a party to any other material pending legal proceedings.

ITEM 1A.	RISK FACTORS
Other than the risk factor below, there have been no material changes to our risk factors since December 31, 2024. Please refer to our 2024 Annual Report on Form 10-K.
We may be adversely impacted by recently announced tariff programs
We source some of our goods from countries impacted by the tariff programs announced by the U.S. federal government in April 2025. If enforced, these tariffs could have an adverse effect on our business and financial results during the 2025 fiscal year and possibly beyond. We have reviewed our supply chain and business and, based on information currently available, we believe these tariffs could result in higher costs of materials used for packaging and certain equipment which are currently sourced from countries impacted by the tariff programs. We plan to closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate the potential negative impacts but there is no guarantee that these efforts will be effective.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Report of Offering of Securities and Use of Proceeds Therefrom
On March 12, 2025, we completed a secondary offering of our Class A common stock pursuant to which the Selling Stockholder sold 51,750,000 shares of our Class A common stock at a price of $29.50 per share for an aggregate public offering price of approximately $1.5 billion. Morgan Stanley & Co. LLC and BofA Securities, Inc. acted as joint lead book-running managers for the offering. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholder.
All shares sold were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-284501), as amended (the “Registration Statement”), declared effective by the SEC on March 7, 2025. The Registration Statement registered the resale of up to 218,618,368 shares of Class A common stock. This was our first registration statement filed under the Securities Act.
The Selling Stockholder paid any underwriting fees, discounts, and selling commissions incurred by such holder in disposing of its shares of Class A common stock, and we bore all other costs, fees, and expenses incurred in effecting the registration of such securities covered by this prospectus, including, without limitation, all registration and filing fees, NYSE listing fees, and fees and expenses of our counsel and our independent registered public accountants. From March 7, 2025 through March 31, 2025, third party fees incurred by the Company associated with the offering were approximately $0.3 million.

Issuer Purchases of Equity Securities
Pursuant to the Underwriting Agreement, we agreed to purchase 4,000,000 shares of our Class A Common Stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the Secondary Offering. We funded the Share Repurchase with cash on hand.
We did not have a stock repurchase program during three months ended March 31, 2025. During the three months ended March 31, 2025 the Company withheld 164,738 shares, at an average price of $30.92, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended March 31, 2025 is provided below:

	Total Number of Class A Common Stock Purchased	Average Price Paid per Common Share	Total Number of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—	$—	—	$—
February 1 - February 28, 2025	—	$—	—	$—
March 1 - March 31, 2025	4,000,000	$28.52	—	$—
Total	4,000,000
Unregistered Sales of Equity Securities
The Company did not issue any equity securities that were not registered under the Securities Act during the period covered by this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During three months ended March 31, 2025, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
4.1	Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K 12G3/A	4.7	11/12/2024	000-56706
4.1.1	Form of 6.250% Senior Notes due 2029.	8-K 12G3/A	Exhibit A to Exhibit 4.7	11/12/2024	000-56706
4.1.2	First Supplemental Indenture, dated as of February 7, 2025, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.3	2/10/2025	001-42404
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	10/22/2020	001-31410
4.2.1	Form of 3.875% Senior Notes due 2028.	8-K	Exhibit A to Exhibit 4.1	10/22/2020	001-31410
4.2.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent.	10-K	4.5	2/28/2024	001-31410
4.2.3	Guarantee of 3.875% Senior Notes due 2028 by Primo Brands Corporation.	8-K 12G3/A	4.9	11/12/2024	000-56706

4.2.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	2/10/2025	001-42404
4.3	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029.	8-K	4.1	4/30/2021	001-31410
4.3.1	Form of 4.375% Senior Notes due 2029.	8-K	Exhibit A to Exhibit 4.1	4/30/2021	001-31410
4.3.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee.	10-K	4.6	2/28/2024	001-31410
4.3.3	Guarantee of 4.375% Senior Notes due 2029 by Primo Brands Corporation.	8-K 12G3/A	4.10	11/12/2024	000-56706
4.3.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029.	8-K	4.2	2/10/2025	001-42404
4.4	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar, governing the 3.875% Senior Secured Notes due 2028 and the 4.375% Senior Secured Notes due 2029.	8-K	4.1	2/12/2025	001-42404
4.4.1	Form of 3.875% Senior Secured Notes due 2028.	8-K	4.2	2/12/2025	001-42404
4.4.2	Form of 4.375% Senior Secured Notes due 2029.	8-K	4.3	2/12/2025	001-42404
4.5	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.4	2/12/2025	001-42404
4.5.1	Form of 6.250% Senior Notes due 2029.	8-K	4.5	2/12/2025	001-42404

10.1	Fourth Amendment to First Lien Credit Agreement, dated as of February 12, 2025, by and among Primo Brands Corporation, Triton Water Holdings, Inc., Primo Water Holdings Inc., the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	2/12/2025	001-42404
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
______________________
1    Schedules and exhibits or other portions of this exhibit have been omitted pursuant to Item 601(a) or 601(b) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMO BRANDS CORPORATION

May 8, 2025	By:	/s/ David Hass
	Name:	David Hass
	Title	Chief Financial Officer
(On behalf of the Company)

May 8, 2025	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title	Chief Accounting Officer
(Principal Accounting Officer)