Form 10-Q
period 2025-06-30
Primo Brands Corp
filed 2025-08-07
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of August 4, 2025 was 373,520,961.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained in this Quarterly Report on Form 10-Q ("Form 10-Q"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined in the Explanatory Note below), growth opportunities, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, contract negotiations, capital resources, payment of dividends, liquidity and effects of recent federal legislation.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our expanded operations following the business combination; we have no operating or financial history as a combined company; we face significant competition in the segment in which we operate; our success depends, in part, on our intellectual property; we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected benefits; our business is dependent on our ability to maintain access to our water sources; our ability to respond successfully to consumer trends related to our products; the loss or reduction in sales to any significant customer; our packaging supplies and other costs are subject to price increases; the affiliates of One Rock Capital Partners, LLC own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders; legislative and executive action risks; risks related to sustainability matters; costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution; our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products; risks related to recently announced tariff programs; and risks associated with our substantial indebtedness and the other important factors discussed under "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") and Part II, Item 1A. “Risk Factors” in this Form 10-Q as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$412.0	$614.4
Trade receivables, net of allowance for expected credit losses of $12.6 and $4.7 as of June 30, 2025 and December 31, 2024, respectively	587.0	444.0
Inventories	248.3	208.4
Prepaid expenses and other current assets	179.3	150.4
Current assets held for sale	76.1	111.8
Total current assets	1,502.7	1,529.0
Property, plant and equipment, net	2,045.4	2,083.9
Operating lease right-of-use-assets, net	611.4	628.7
Goodwill	3,581.4	3,572.2
Intangible assets, net	3,124.2	3,191.7
Other non-current assets	74.6	70.1
Non-current assets held for sale	109.5	118.9
Total assets	$11,049.2	$11,194.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$70.4	$64.5
Trade payables	533.6	471.6
Accruals and other current liabilities	632.0	697.7
Current portion of operating lease obligations	93.1	95.5
Current liabilities held for sale	90.9	82.2
Total current liabilities	1,420.0	1,411.5
Long-term debt, less current portion	5,022.2	4,963.6
Operating lease obligations, less current portion	540.0	555.6
Deferred income taxes	737.8	738.7
Other non-current liabilities	54.9	49.8
Non-current liabilities held for sale	28.1	31.1
Total liabilities	$7,803.0	$7,750.3
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 373,337,220 and 379,792,996 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$3.8	$3.8
Additional paid-in capital	4,994.1	4,971.3
Accumulated deficit	(1,749.7)	(1,513.7)
Accumulated other comprehensive loss	(2.0)	(17.2)
Total stockholders' equity	3,246.2	3,444.2
Total liabilities and stockholders' equity	$11,049.2	$11,194.5
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except share and per share values)	2025	2024	2025	2024
Net sales	$1,730.1	$1,314.4	$3,343.8	$2,450.2
Cost of sales	1,189.2	884.6	2,281.9	1,674.9
Gross profit	540.9	429.8	1,061.9	775.3
Selling, general and administrative expenses	378.6	256.3	706.4	475.0
Acquisition, integration and restructuring expenses	49.7	13.2	89.5	19.0
Other operating (income) expense, net	(0.2)	1.3	—	(2.5)
Operating income	112.8	159.0	266.0	283.8
Other income, net	(15.9)	—	(15.8)	—
Loss on modification and extinguishment of debt	—	—	18.6	—
Interest and financing expense, net	81.9	86.2	164.0	166.1
Income from continuing operations before income taxes	46.8	72.8	99.2	117.7
Provision for income taxes	16.3	18.3	34.0	29.7
Net income from continuing operations	30.5	54.5	65.2	88.0
Net loss from discontinued operations, net of tax	(2.9)	—	(8.9)	—
Net income	$27.6	$54.5	$56.3	$88.0

Net income (loss) per common share
Basic:
Continuing operations	$0.08	$0.25	$0.17	$0.40
Discontinued operations	$(0.01)	$—	$(0.02)	$—
Net income per common share	$0.07	$0.25	$0.15	$0.40
Diluted:
Continuing operations	$0.08	$0.25	$0.17	$0.40
Discontinued operations	$(0.01)	$—	$(0.02)	$—
Net income per common share	$0.07	$0.25	$0.15	$0.40

Weighted-average common stock outstanding (in thousands)
Basic	374,796	218,618	377,011	218,618
Diluted	376,815	218,618	379,029	218,618

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net income	$27.6	$54.5	$56.3	$88.0
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustments	10.8	(1.7)	13.5	(5.1)
Net unrealized actuarial loss in postretirement benefit plans	(0.2)	(0.1)	(0.4)	(0.3)
Unrealized gain on fair value hedges, net of tax[1]	0.1	—	2.1	—
Other comprehensive income (loss)	10.7	(1.8)	15.2	(5.4)
Total comprehensive income	$38.3	$52.7	$71.5	$82.6
1 Net of the tax impact of nil and $0.7 million for the three and six months ended June 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Cash flows from operating activities of continuing operations:
Net income	$27.6	$54.5	$56.3	$88.0
Less: Net loss from discontinued operations, net of income taxes	(2.9)	—	(8.9)	—
Net income from continuing operations	$30.5	$54.5	$65.2	$88.0
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	145.3	74.3	273.9	149.5
Amortization of debt discount and issuance costs	7.6	4.5	13.7	8.0
Stock-based compensation costs	12.9	0.3	24.9	0.6
Restructuring charges	2.4	—	2.9	—
Inventory obsolescence expense	6.0	6.2	7.2	8.7
Charge for expected credit losses	10.3	1.1	17.4	3.2
Deferred income taxes	1.8	(12.9)	(0.8)	(30.2)
Other non-cash items	(16.4)	4.2	(14.9)	1.4
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(91.9)	(85.0)	(159.0)	(146.3)
Inventories	(3.4)	9.1	(49.1)	(28.3)
Prepaid expenses and other current and non-current assets	(34.9)	6.4	(0.3)	13.7
Trade payables and accruals and other current and non-current liabilities	84.8	39.8	12.7	40.2
Net cash provided by operating activities of continuing operations	155.0	102.5	193.8	108.5
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(53.9)	(41.1)	(115.9)	(64.6)
Purchases of intangible assets	(17.7)	(6.2)	(25.2)	(27.4)
Acquisitions, net of cash received	(5.7)	—	(5.7)	—
Proceeds from sale of other assets	11.3	—	56.9	—
Other investing activities	15.4	(0.3)	16.1	2.7
Net cash used in investing activities of continuing operations	(50.6)	(47.6)	(73.8)	(89.3)
Cash flows from financing activities of continuing operations:
Proceeds from 2024 Incremental Term Loan, net of discount	—	—	—	392.0
Proceeds from borrowings from ABL Credit Facility	—	—	—	25.0
Repayment of borrowings from ABL Credit Facility	—	(60.0)	—	(60.0)
Repayment of Term Loans	(7.8)	(8.0)	(15.5)	(16.0)
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Proceeds from borrowings of other debt	—	1.0	—	3.1
Principal repayment of other debt	(1.4)	(1.3)	(2.7)	(1.7)
Principal payment of finance leases	(8.6)	(1.5)	(15.8)	(2.3)
Financing fees	(0.2)	—	(7.7)	(5.1)
Issuance of common stock	3.6	—	4.8	—
Common stock repurchased and cancelled	(101.8)	—	(221.0)	—
Dividends paid to common stockholders	(37.4)	—	(76.0)	—
Dividends paid to Sponsor Stockholder	—	—	—	(382.7)
Other financing activities	(0.4)	—	(0.9)	—
Net cash used in financing activities of continuing operations	(154.0)	(69.8)	(334.8)	(47.7)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(0.6)	—	2.3	—
Net cash provided by (used in) investing activities from discontinued operations	6.7	—	(1.3)	—
Net cash provided by financing activities from discontinued operations	1.0	—	3.4	—
Net cash provided by discontinuing operations	7.1	—	4.4	—
Effect of exchange rates on cash, cash equivalents and restricted cash	1.6	(0.1)	2.1	(0.4)
Net decrease in cash, cash equivalents and restricted cash	$(40.9)	$(15.0)	$(208.3)	$(28.9)
Cash and cash equivalents and restricted cash, beginning of period	453.3	33.1	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$412.4	$18.1	$412.4	$18.1
Cash and cash equivalents and restricted cash of discontinued operations, end of period	0.4	—	0.4	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$412.0	$18.1	$412.0	$18.1
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$50.3	$12.4	$66.5	$17.6
Dividends payable issued through accounts payable and accrued liabilities	0.4	—	0.7	—
Financing lease right-of-use assets obtained in exchange for lease obligations	18.3	7.1	32.3	19.5
Operating lease right-of-use assets obtained in exchange for lease obligations	14.7	1.6	35.5	2.9
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$65.9	$93.8	$153.0	$159.0
Cash paid for income taxes	52.8	54.3	54.4	53.2
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
March 31, 2025	376.2	$3.8	$4,979.4	$(1,637.4)	$(12.7)	$3,333.1
Net income	—	—	—	27.6	—	27.6
Other comprehensive income	—	—	—	—	10.7	10.7
Common stock repurchased and cancelled	(3.2)	—	(1.8)	(102.2)	—	(104.0)
Common stock issued - Equity Incentive Plan	0.2	—	—	—	—	—
Common stock issued- Employee Stock Purchase Plan	0.1	—	3.6	—	—	3.6
Stock-based compensation	—	—	12.9	—	—	12.9
Dividends on common stock ($0.10 per share)	—	—	—	(37.7)	—	(37.7)
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	56.3	—	56.3
Other comprehensive income	—	—	—	—	15.2	15.2
Common stock repurchased and cancelled	(7.4)	—	(6.9)	(216.3)	—	(223.2)
Common stock issued - Equity Incentive Plan	0.8	—	1.2	—	—	1.2
Common stock issued- Employee Stock Purchase Plan	0.1	—	3.6	—	—	3.6
Stock-based compensation	—	—	24.9	—	—	24.9
Dividends on common stock ($0.20 per share)	—	—	—	(76.0)	—	(76.0)
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
March 31, 2024	1.0	$—	$1,024.8	$(1,363.5)	$(11.1)	$(349.8)
Net income	—	—	—	54.5	—	54.5
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)
Stock-based compensation	—	—	0.3	—	—	0.3
Dividends to Sponsor Stockholder	—	—	—	—	—	—
June 30, 2024	1.0	$—	$1,025.1	$(1,309.0)	$(12.9)	$(296.8)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2023	1.0	$—	$1,024.5	$(1,014.3)	$(7.5)	$2.7
Net income	—	—	—	88.0	—	88.0
Other comprehensive loss	—	—	—	—	(5.4)	(5.4)
Stock-based compensation	—	—	0.6	—	—	0.6
Dividends to Sponsor Stockholder	—	—	—	(382.7)	—	(382.7)
June 30, 2024	1.0	$—	$1,025.1	$(1,309.0)	$(12.9)	$(296.8)

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
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses") are presented herein as discontinued operations in accordance with U.S. GAAP. On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses. On April 11, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in the United Kingdom.
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
Estimates
The presentation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, self-insurance reserves, inventory obsolescence expense, realizability of deferred tax assets, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible asset assessments and the incremental borrowing rate related to lease obligations.
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
As of June 30, 2025 and December 31, 2024, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets were $70.5 million and $61.8 million, respectively.

As of June 30, 2025 and December 31, 2024, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $48.6 million and $39.8 million, respectively.
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
Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 7 - "Debt" for disclosures of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2025.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide entities with a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new standard is effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
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
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by the Company, with the excess of the purchase price over the fair value of Primo Water’s net assets recorded as goodwill:

($ in millions)	Fair Value
Purchase Price
Estimated fair value of equity instruments:
Class A common stock issued to Primo Water shareholders	$3,883.2
Replacement share-based payment awards:
Stock options	12.7
Performance-based RSUs converted into time-based RSUs	39.6
Time-based RSUs	13.7
Other awards	1.1
Total consideration	$3,950.3

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and the liabilities assumed:

($ in millions)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash, cash equivalents and restricted cash	$665.9	$—	$665.9
Trade receivables	144.1	—	144.1
Inventories	53.1	(1.1)	52.0
Prepaid expenses and other current assets	45.8	—	45.8
Current assets held for sale	74.6	—	74.6
Property, plant, and equipment	592.6	(11.1)	581.5
Operating lease right-of-use-assets	150.9	2.5	153.4
Intangible assets	1,836.7	(1.2)	1,835.5
Other non-current assets	7.1	—	7.1
Non-current assets held for sale	122.1	—	122.1
Current portion of long-term debt	(16.8)	—	(16.8)
Trade payables	(145.5)	—	(145.5)
Accruals and other current liabilities	(397.3)	—	(397.3)
Current portion of operating lease obligations	(27.2)	—	(27.2)
Current liabilities held for sale	(88.0)	—	(88.0)
Long-term debt, less current portion	(1,223.1)	1.8	(1,221.3)
Operating lease obligations, less current portion	(127.6)	(2.5)	(130.1)
Deferred income taxes	(420.9)	1.0	(419.9)
Other non-current liabilities	(18.2)	—	(18.2)
Non-current liabilities held for sale	(36.1)	—	(36.1)
Total identifiable net assets acquired	$1,192.2	$(10.6)	$1,181.6
Goodwill	2,758.1	10.6	2,768.7
Purchase price	$3,950.3	$—	$3,950.3
Measurement period adjustments recorded during the six months ended June 30, 2025 include adjustments related to property, plant and equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations and inventory based on updated estimates used to calculate the acquisition date fair values, and adjustments to deferred income taxes as a result of the aforementioned items. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
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
The Company recorded $2.5 million and $6.2 million of acquisition-related costs associated with the Transaction during the three and six months ended June 30, 2025, respectively, and $13.2 million and $19.0 million of acquisition-related costs associated with the Transaction during the three and six months ended June 30, 2024, respectively. These costs are included in Acquisition, integration and restructuring expenses in the Condensed Consolidated Statement of Operations.
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
The following table presents the components of identifiable intangible assets associated with the Transaction and their estimated weighted-average useful lives:

($ in millions)	Estimated Fair Market Value	Weighted-Average Useful Life (Years)
Trademarks and trade names	$594.8	Indefinite
Definite-lived trademarks and trade names	15.1	1 year
Customer relationships	1,048.8	15 years
Water rights	157.4	25 years
Software	15.1	1 year
Other	4.3	2 years
Total identifiable intangible assets	$1,835.5
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
On April 11, 2025, the Company completed the sale of its Eden Springs Netherlands B.V. business located in the United Kingdom for aggregate deal consideration of $9.7 million. The sale did not have a material impact on the Condensed Consolidated Financial Statements.
As of June 30, 2025, the total assets and liabilities of discontinued operations classified as held for sale included in the Condensed Consolidated Balance Sheets were $179.3 million and $119.0 million, respectively.
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

NOTE 5—INVENTORIES
The following table presents the components of Inventories in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	June 30, 2025	December 31, 2024
Raw and packaging materials and semi-finished goods	$139.8	$117.8
Finished goods	108.5	90.6
Total inventories	$248.3	$208.4
NOTE 6—INTANGIBLE ASSETS, NET
The following table presents Intangible assets, net, in the Consolidated Balance Sheets by major class as of the periods presented:

	June 30, 2025			December 31, 2024
($ in millions)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$1,288.5	$(123.8)	$1,164.7	$1,281.8	$(79.5)	$1,202.3
Water rights	621.4	(83.3)	538.1	621.0	(70.9)	550.1
Software	228.4	(117.7)	110.7	205.3	(98.7)	106.6
Trademarks and trade names	91.2	(27.0)	64.2	18.7	(2.7)	16.0
Other	51.3	(10.5)	40.8	45.5	(8.6)	36.9
Total definite-lived intangible assets	$2,280.8	$(362.3)	$1,918.5	$2,172.3	$(260.4)	$1,911.9
Indefinite-lived intangible assets
Trademarks and trade names	$1,205.7	$—	$1,205.7	$1,279.8	$—	$1,279.8
Total intangible assets, net	$3,486.5	$(362.3)	$3,124.2	$3,452.1	$(260.4)	$3,191.7
For the three and six months ended June 30, 2025, amortization expense of definite-lived intangible assets was $58.3 million and $101.9 million, respectively. For the three and six months ended June 30, 2024, amortization expense of definite-lived intangible assets was $16.4 million and $35.4 million, respectively. In the second quarter of the 2025 fiscal year, as a result of integration efforts, the Company reassessed the future expected use of $76.1 million of a previously recorded indefinite lived trade name. Beginning in the second quarter of fiscal year 2025, the trade name is being amortized through the end of the fiscal year.
Based on the carrying value of definite-lived intangible assets as of June 30, 2025, estimated amortization expense for each of the five succeeding years and thereafter is as follows:

($ in millions)	Amount
2025 (Remaining Six Months)	$141.7
2026	144.4
2027	141.7
2028	139.4
2029	129.3
Thereafter	1,191.9
Total [1]	$1,888.4
______________________
1     This table excludes $30.1 million of software development costs that are in-progress as of June 30, 2025 and not yet amortizable.

NOTE 7—DEBT
The following table summarizes Long-term debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	June 30, 2025	December 31, 2024
Term Loans	$3,083.1	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	508.9	459.8
4.375% Senior Notes [1,2]	710.6	710.0
Revolving Credit Facility	—	—
Finance leases	116.7	100.2
Other [3]	22.1	11.4
Unamortized debt costs and discounts	(61.6)	(64.9)
Total debt	$5,092.6	$5,028.1
Less: current portion of long term debt	70.4	64.5
Long-term debt, less current portion	$5,022.2	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the Original Notes as defined below. The June 30, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as defined below. The June 30, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.5 million and $35.9 million, respectively, as of June 30, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
3 Includes the non-tendered Original Notes (as described below).
The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs and discounts, in each of the next five years and thereafter:

($ in millions)	Amount
2025 (remaining six months)	$20.8
2026	33.0
2027	32.5
2028	3,532.6
2029	1,463.0
Thereafter	—
Total	$5,081.9
The following describes the terms of our debt instruments in effect as of June 30, 2025:
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
As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $47.7 million and $54.4 million, respectively.
Interest Rate and Fees
The interest rate applicable to borrowings under the Term Loans is, at the Company’s option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) Adjusted Term-SOFR published on such date, plus 1.00%), plus an applicable spread, or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR, or any shorter period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR loans under the Amended Credit Agreement is 2.25%. The Term Loans are subject to a SOFR floor of 0.50%.
On the last business day of each fiscal quarter the Company is required to make an aggregate principal payment equal to 0.25% of the aggregate principal amount of the Term Loans.
As of June 30, 2025 and December 31, 2024, the weighted-average interest rate for the Term Loans was 6.87% and 7.90%, respectively.
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
The Company recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility. As of June 30, 2025 the unamortized debt issuance costs related to the Revolving Credit Facility were $3.6 million and are included in Other non-current assets on the Condensed Consolidated Balance Sheets.
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
As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the 6.250% Senior Notes were $11.1 million and $10.6 million, respectively.
3.875% Senior Notes
Pursuant to an indenture, dated as of February 12, 2025 (the "Secured Indenture"), the Issuers co-issued €441.9 million ($517.4 million at exchange rates in effect on June 30, 2025) of 3.875% Senior Notes due October 31, 2028 to holders who participated in the Exchange Offers. The 3.875% Senior Notes are guaranteed by the Company and substantially all of the Company's wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the "Guarantors"). Interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 3.875% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes. As of June 30, 2025, the unamortized discount was $1.1 million included within the Unamortized debt costs and discounts line in the table above.
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
As of June 30, 2025, the unamortized discount for the 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.5 million. As of December 31, 2024, the unamortized discount for the Original 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.9 million.
4.375% Senior Notes
Pursuant to the Secured Indenture, the Issuers co-issued $746.5 million of 4.375% Senior Notes due April 30, 2029 to holders who participated in the Exchange Offers. The 4.375% Senior Notes are guaranteed by the Guarantors and interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 4.375% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes. As of June 30, 2025, the unamortized discount was $1.7 million included within the Unamortized debt costs and discounts line in the table above.
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
As of June 30, 2025, the unamortized discount for the 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $35.9 million. As of December 31, 2024, the unamortized discount for the Original 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $40.0 million.
Non-tendered Original Senior Notes
Following the Exchange Offers, the Original Notes that remain outstanding related to holders that did not participate are as follows:
•$0.2 million of Original 6.250% Senior Notes which mature on April 1, 2029. Interest is payable semi-annually on April 1 and October 1 of each year.
•€8.1 million ($9.5 million at exchange rates in effect on June 30, 2025) of Original 3.875% Senior Notes which mature on October 31, 2028. Interest is payable semi-annually on April 30 and October 31 of each year.
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
The Company was in compliance with all covenants as of June 30, 2025.
The following tables summarize amounts available for borrowing under the revolving credit facilities as of the periods presented:

June 30, 2025
($ in millions)	Revolving Credit Facility
Revolver availability:
Revolver committed availability	$750.0
Less: Outstanding letters of credit	(138.0)
Net availability	612.0
Borrowings	—
Available borrowing capacity	$612.0

	December 31, 2024
($ in millions)	ABL Credit Facility	Original Revolving Credit Agreement	Total
Revolver availability:
Gross availability	$350.0	$350.0	$700.0
Less: Adjustment for gross availability	(14.8)	—	(14.8)
Less: Outstanding letters of credit	(51.6)	(65.4)	(117.0)
Net availability	283.6	284.6	568.2
Borrowings	—	—	—
Available borrowing capacity	$283.6	$284.6	$568.2
NOTE 8—STOCKHOLDERS' EQUITY
Preferred Stock
As of June 30, 2025, the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorized the issuance of 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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
Common Stock
As of June 30, 2025, the Company's Certificate authorized the issuance of 800,000,000 shares of Class A common stock, par value $0.01 per share and 100,000,000 shares of Class B common stock, par value $0.01 per share.
During the six months ended June 30, 2025, the Sponsor Stockholder (as defined in the Explanatory Note) converted 64,512,579 shares of Class B common stock outstanding to an equivalent number of shares of Class A common stock. As of June 30, 2025, the shares of Class B common stock converted were retired and there were no shares of Class B common stock outstanding.
As of June 30, 2025, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	373,337,220	373,337,220
Class B common stock	100,000,000	—	—
	900,000,000	373,337,220	373,337,220
As of December 31, 2024, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	315,280,417	315,280,417
Class B common stock	100,000,000	64,512,579	64,512,579
	900,000,000	379,792,996	379,792,996
Holders of Class A common stock and Class B common stock are entitled to share equally, identically and ratably, on a per share basis, in dividends when, as, and if declared by the Company's Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends.
The holder of each share of Class A common stock is entitled to one vote for each share for each matter submitted to a vote of stockholders. Holders of each share of Class B common stock are not be entitled to vote on the election, appointment or removal of directors of the Company but are entitled to one vote for each share of Class B common stock on each matter submitted to a vote of stockholders, other than the election, appointment or removal of directors. Further, subject to the exceptions described in the Company's Certificate, shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.
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
On May 1, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A Common Stock, payable in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.
On March 10, 2025, the Company entered into an underwriting agreement with the Sponsor Stockholder and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of the Company’s Class A Common Stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A Common Stock, at an offering price of $29.50 per share (the "March Offering"). The March Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March

Offering. No shares were sold by the Company. Following the March Offering, the Company was no longer considered a controlled company.
Pursuant to the underwriting agreement for the March Offering, the Company agreed to purchase 4,000,000 shares of its Class A Common Stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the March Offering. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A Common Stock are no longer outstanding.
On May 7, 2025, the Company entered into a stock purchase agreement with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the stock purchase agreement, the Company agreed to repurchase 3,157,562 shares of Class A Common Stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined below). The share repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A Common Stock are no longer outstanding.
On May 8, 2025, the Company entered into an underwriting agreement with the Sponsor Stockholder, Triton Water Equity Holdings and BofA Securities, Inc. and Morgan Stanley & Co. LLC, as underwriters, in connection with the underwritten secondary offering by the Sponsor Stockholder and Triton Water Equity Holdings of 47,500,000 shares of Class A Common Stock at a price of $31.67 per share (the "May Offering"). The May Offering closed on May 12, 2025. The Sponsor Stockholder and Triton Water Equity Holdings received all of the proceeds from the May Offering. No shares were sold by the Company.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected on the Condensed Consolidated Statements of Operations. The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions)	Gains and Losses On Derivative Instruments[1]	Cumulative Translation Adjustment[3]	Postretirement Benefit Plan Items[2]	Total
Balance as of March 31, 2025	$2.3	$(16.9)	$1.9	$(12.7)
OCI before reclassifications	(1.7)	9.8	—	8.1
Amounts reclassified from AOCI	1.8	1.0	(0.2)	2.6
Net current-period OCI	0.1	10.8	(0.2)	10.7
Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)

Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	(1.4)	12.5	—	11.1
Amounts reclassified from AOCI	3.5	1.0	(0.4)	4.1
Net current-period OCI	2.1	13.5	(0.4)	15.2
Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)

Balance as of March 31, 2024	$—	$(13.3)	$2.2	$(11.1)
OCI before reclassifications	—	(1.7)	—	(1.7)
Amounts reclassified from AOCI	—	—	(0.1)	(0.1)
Net current-period OCI	—	(1.7)	(0.1)	(1.8)
Balance as of June 30, 2024	$—	$(15.0)	$2.1	$(12.9)

Balance as of December 31, 2023	$—	$(9.9)	$2.4	$(7.5)
OCI before reclassifications	—	(5.1)	—	(5.1)
Amounts reclassified from AOCI	—	—	(0.3)	(0.3)
Net current-period OCI	—	(5.1)	(0.3)	(5.4)
Balance as of June 30, 2024	$—	$(15.0)	$2.1	$(12.9)
______________________
1 During the three and six months ended June 30, 2025, $2.4 million and $4.7 million of losses were reclassified from AOCI related to the amounts excluded from the effectiveness testing recognized in earnings for the foreign exchange contracts. The effect of the loss was included in Other operating (income) expense, net on the Condensed Consolidated Statements of Operations. The tax benefits recorded as a result of these losses were $0.6 million and $1.2 million, respectively, and were recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2 During the three and six months ended June 30, 2025, $0.2 million and $0.4 million, respectively, of income was reclassified from AOCI related to actuarial gains in the Company's postretirement benefit plan. During the three and six months ended June 30, 2024, $0.1 million and $0.3 million, respectively, of income was reclassified from AOCI related to actuarial gains in the Company's postretirement benefit plan. These amounts were recorded in Interest and financing expense, net on the Condensed Consolidated Statements of Operations and the tax impact of this income for all periods was immaterial.
3 During the three and six months ended June 30, 2025, $1.0 million of losses were reclassified from AOCI related to the foreign currency translation balances recognized in earnings in connection with the sale of the Eden Springs Netherlands B.V. business located in the United Kingdom included in Net loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations.

NOTE 9—INCOME TAXES
Income tax expense was $16.3 million on pre-tax income of $46.8 million for the three months ended June 30, 2025, as compared to income tax expense of $18.3 million on pre-tax income of $72.8 million in the comparable prior year period. The effective income tax rate for the three months ended June 30, 2025 was 34.8% compared to 25.1% in the comparable prior year period.
Income tax expense was $34.0 million on pre-tax income of $99.2 million for the six months ended June 30, 2025, as compared to income tax expense of $29.7 million on pre-tax income of $117.7 million in the comparable prior year period. The effective income tax rate for the six months ended June 30, 2025 was 34.3% compared to 25.2% in the comparable prior year period.
The effective tax rate for the three and six months ended June 30, 2025 varied from the effective tax rate in the comparable prior year period due primarily to permanent differences for which the Company has not recognized a tax benefit. The effective tax rate for the three and six months ended June 30, 2025 varied from the U.S. statutory rate due primarily to permanent differences for which the Company has not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. tax law and contains a broad range of tax reform provisions affecting businesses. We are evaluating the effects that this legislation will have on our effective tax rate and cash tax position.
NOTE 10—STOCK-BASED COMPENSATION
During the six months ended June 30, 2025 the Company granted 244,370 time-based restricted stock units ("RSUs") with a weighted average grant date fair value of $34.02. The fair value of the RSUs is based on the quoted market price of PRMB shares on the NYSE as of the grant date, which awards vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
Additionally, the Company granted 467,155 Performance-based RSUs with a weighted average grant date fair value of $52.97, which vest at the end of a three-year performance period beginning on the first day of the Company's 2025 fiscal year and ending on the last day of our 2027 fiscal year ("2025 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted and is based on the Company’s achievement total shareholder return (”TSR”) relative to the TSR attained by companies within the Company's defined peer group for the applicable performance period (the “Performance Objective”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period.
The grant date fair value of the 2025 Performance Awards granted during the six months ended June 30, 2025 was estimated at the grant date using the Monte-Carlo simulation model with the following weighted-average assumptions:

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
During the six months ended June 30, 2025, the Company granted 57,659 shares of Class A common stock with an aggregate grant date fair value of approximately $1.9 million to the non-management members of its Board of Directors under the Primo Brands Corporation Equity Incentive Plan. The shares of Class A common stock were issued in consideration of the directors’ fees and were fully vested upon issuance or deferral.
NOTE 11—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.5% and 98.4% of consolidated net sales for the three and six months ended June 30, 2025, respectively, and 97.1% and 97.3% of consolidated net sales for the three and six months ended June 30, 2024, respectively.

Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Regional spring water	$875.1	$860.6	$1,669.2	$1,616.7
Purified water	545.6	329.1	1,060.0	604.5
Premium water	87.5	18.7	161.4	32.1
Other water	35.2	41.2	70.0	70.1
Other	186.7	64.8	383.2	126.8
Total net sales	$1,730.1	$1,314.4	$3,343.8	$2,450.2
Contract Balances
The Company does not have any material contract assets or liabilities as of June 30, 2025 and December 31, 2024.
NOTE 12—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
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
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Transaction costs	$2.5	$13.2	$6.2	$19.0
Other acquisition expenses	3.0	—	4.4	—
Other integration expenses	34.4	—	62.3	—
Total acquisition and integration expenses	39.9	13.2	72.9	19.0
Non-cash exit and disposal charges	2.4	—	2.9	—
Facility closure expense	6.4	—	12.6	—
Employee severance and termination related benefits	1.0	—	1.1	—
Total restructuring expenses	9.8	—	16.6	—
Total acquisition, integration and restructuring expenses	$49.7	$13.2	$89.5	$19.0
Integration related costs of $23.1 million and nil were recorded within Cost of sales on the Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2025 and June 30, 2024, respectively.
The following table reflects the activity related to the restructuring accrual for the period presented:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6
Charges incurred	7.4
Payments made	(12.2)
Balance as of June 30, 2025	$35.8

NOTE 13—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
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
All derivatives are carried at fair value on the Condensed Consolidated Balance Sheets in the Prepaid expenses and other current assets or Accruals and other current liabilities line items. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. If agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty, the Company has elected to report the fair value of its derivatives on a net basis, by counterparty.
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
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a notional amount of €450.0 million ($526.9 million at exchange rates in effect on June 30, 2025) and a maturity date of October 31, 2025. The Company is utilizing the derivative financial instruments to hedge foreign exchange risk associated with the Company's 3.875% Senior Notes.

The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other operating (income) expense, net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to hedged items as of June 30, 2025 and December 31, 2024:

($ in millions)	June 30, 2025	December 31, 2024
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$526.9	$468.7
______________________
1 Carrying amount excludes the unamortized debt discounts as of June 30, 2025 and December 31, 2024.
The fair value of the Company's derivative assets and liabilities included in Prepaid expenses and other current assets and Accruals and other current liabilities, respectively, as of June 30, 2025 and December 31, 2024 was as follows:

($ in millions)	June 30, 2025		December 31, 2024
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	$20.3	$—	$—	$36.0
The amount of gains or (losses) recognized in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three and six months ended June 30, 2025 is shown in the table below:

($ in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Foreign exchange contracts
Hedged item	$(40.7)	$(58.2)
Derivative designated as hedging instrument	$40.7	$58.2
Amount reclassified from AOCI to expense (amortized)	$(2.4)	$(4.7)
The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value hedging relationships for the three and six months ended June 30, 2025 is shown in the table below:

($ in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(1.7)	$(1.4)
______________________
1 Amount is net of tax expense of $0.6 million and $0.5 million for the three and six months ended June 30, 2025, respectively.
There were no settlements of the Company's foreign exchange contracts during the three and six months ended June 30, 2025.
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

As of June 30, 2025, the fair value of the Company's commodity forwards were short-term assets of $0.4 million recorded in Prepaid expenses and other current assets, short-term liabilities of $3.0 million recorded in Accruals and other current liabilities, and long-term liabilities of $0.8 million recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
As of December 31, 2024, the fair value of the Company's commodity forwards were short-term liabilities of $5.4 million recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets.
The change in fair value of the commodity forwards is reflected within Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.
NOTE 14—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	June 30, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	20.3	—	20.3	—
Commodity forwards	1.2	—	—	1.2
	$60.4	$14.1	$45.1	$1.2
Financial Liabilities:
Commodity forwards	$4.6	$—	$—	$4.6
	$4.6	$—	$—	$4.6

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$36.0	$—	$36.0	$—
Commodity forwards	5.4	—	—	5.4
	$41.4	$—	$36.0	$5.4
The fair values of the Company’s money market investments are based on the daily market price for identical assets in active markets. The fair value of the Company's split-dollar life insurance policies are the cash surrender value based on the fair value of underlying investment.
The changes in the fair value of the Company's commodity forwards recorded at fair value, which are Level 3 financial liabilities, are reflected within Other operating (income) expense, net on the Condensed Consolidated Statements of Operations.
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.

Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	June 30, 2025		December 31, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,083.1	$3,098.5	$3,098.6	$3,121.8
6.250% Senior Notes [1]	712.8	719.9	713.0	709.4
3.875% Senior Notes [1]	508.9	516.7	459.8	459.9
4.375% Senior Notes [1]	710.6	725.8	710.0	701.2
Non-tendered Original Senior Notes	13.2	13.0	—	—
Total	$5,028.6	$5,073.9	$4,981.4	$4,992.3
1 The December 31, 2024 balances for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the Original Notes as defined in Note 7 - "Debt". The balances as of June 30, 2025 for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as described in Note 7 - "Debt".
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
NOTE 15—SEGMENT REPORTING
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
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset based metrics. Net sales by water type can be found in Note 11 - "Revenue Recognition".
The Company's Chief Executive Officer is the CODM.

Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net sales	$1,730.1	$1,314.4	$3,343.8	$2,450.2
Less:
Cost of sales, adjusted [1]	1,059.6	822.3	2,061.9	1,550.2
Marketing expense	72.4	61.9	116.7	101.4
Selling expense, adjusted [1]	117.2	85.9	223.1	161.8
General and administrative expense, adjusted [1]	114.3	86.2	233.9	161.1
Other segment expense [2]	92.6	24.8	152.5	42.4
Depreciation and amortization	145.3	74.3	273.9	149.5
Interest and financing expense, net	81.9	86.2	164.0	166.1
Loss on modification and extinguishment of debt	—	—	18.6	—
Income taxes	16.3	18.3	34.0	29.7
Segment net income from continuing operations	$30.5	$54.5	$65.2	$88.0
______________________
1    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2    Other segment expenses include acquisition, integration and restructuring costs (as disclosed in Note 12 - Acquisition, Integration and Restructuring Expenses) and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 97.9% and 97.8% of consolidated long-lived assets as of June 30, 2025 and December 31, 2024, respectively.
NOTE 16—NET INCOME (LOSS) PER COMMON SHARE
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
For comparative purposes, the weighted-average shares outstanding of BlueTriton have been adjusted by an implied conversion ratio of 212.2-to-1 for the three and six months ended June 30, 2024 to reflect the effects of the Transaction.

Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2025	2024	2025	2024
Weighted-average common stock outstanding - basic	374,796	218,618	377,011	218,618
Effects of dilutive securities:
Stock options	485	—	520	—
Performance-based RSUs	108	—	84	—
Time-based RSUs	1,414	—	1,408	—
ESPP	12	—	6	—
Weighted-average common stock outstanding - diluted	376,815	218,618	379,029	218,618
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2025	2024	2025	2024
Stock options	—	—	—	—
Performance-based RSUs [1]	—	—	—	—
Time-based RSUs	2	—	2	—
ESPP	—	—	—	—
____________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
NOTE 17—COMMITMENTS AND CONTINGENCIES
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
Patane Litigation
On August 15, 2017, Mark Patane and 11 other named plaintiffs (collectively, “Plaintiffs”) commenced a putative class action against Nestlé Waters North America, Inc. (“Nestlé Waters”) in the U.S. District Court for the District of Connecticut (the “Court”). Plaintiffs alleged that Poland Spring product labels fraudulently represent the product to be natural spring water. Plaintiffs have asserted claims of common law fraud, violations of certain consumer protection laws in five states (with Plaintiffs’ claims under the consumer protection laws of four of those states having been dismissed) and, for home and office customers, breach of contract. As a result of Triton Water Holdings’ acquisition of all of the equity interests of Nestlé Waters North America Holdings, Inc., along with the acquisition of certain assets and assumption of certain liabilities of Nestlé

Canada Inc. from Nestlé S.A. (the “Nestlé Acquisition”), Nestlé Waters was renamed BlueTriton Brands, Inc. (“BlueTriton Brands”), and BlueTriton Brands is continuing to defend against the lawsuit.
As a result of rulings on multiple dispositive motions, including most recently on December 30, 2024, the case has been narrowed in certain respects. On January 6, 2025, both Plaintiffs and BlueTriton Brands moved for reconsideration of portions of the December 30, 2024 decision, which granted in part and denied in part BlueTriton Brands’ motion for summary judgment.
On July 9, 2025, Plaintiffs filed their motion for class certification. On July 30, 2025, BlueTriton Brands filed its opposition to Plaintiffs’ motion for class certification. On July 31, 2025, Plaintiffs submitted a motion for an extension of time to file their reply, which was granted on August 1, 2025. The new Court-ordered deadline for Plaintiffs to submit their reply is August 20, 2025.
Plaintiffs seek to certify multiple classes, including an eight state common law fraud class, a subclass comprised of BlueTriton Brands’ Poland Spring home and office customers in eight states for breach of contract, and state subclasses comprised of retail purchasers of Poland Spring for violation of consumer protection statutes in New York, New Jersey, Massachusetts, New Hampshire, and Pennsylvania. Plaintiffs’ claims for injunctive relief have been dismissed. The claims of eight Plaintiffs who are members of a class in a prior class action and subject to the Final Judgement entered in Ramsey v. Nestlé Waters N.Am., Case No. 03-CHK-817 (Ill Cir. Ct. 16th Cir. Kane Cnty.), have also been dismissed to the extent that they rely on purchases of Poland Spring bottled water sourced from four spring water sources: Poland Spring; Clear Spring; Evergreen Spring; and Garden Spring.
Plaintiffs are seeking compensatory damages and/or statutory damages. For the common law fraud claims, Plaintiffs purport to compute damages by multiplying the alleged price premium that Nestlé Waters obtained from its alleged “spring water” misrepresentation by Nestlé Waters’ total dollar sales of Poland Spring still water products sold by Nestlé Waters during the class period, while statutory damages normally are determined by multiplying a statutorily established amount by the number of violations. The quantification of Plaintiffs’ recoverable damages is not reasonably determinable at this stage of the litigation. No trial date has been set. We believe that Plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. Based upon information presently known to management, the Company has not accrued a loss for the matters described above as the Company believes that a loss is not probable and reasonably estimable. While it is reasonably possible a loss may be incurred, the Company is unable to estimate a loss or range of loss in this matter.
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
Letters of Credit
As of June 30, 2025, the Company had $138.0 million of letters of credit outstanding.
NOTE 18—RELATED PARTY TRANSACTIONS
Investors, along with their associated management of the Company, provided various advisory services. In exchange for these services, the Company pays management fees to the related parties under the Management Agreements entered into at the time of the Nestlé Acquisition. Additionally, the Company has supply agreements with related parties.
For the three and six months ended June 30, 2025, the Company recorded expenses associated with management fees and associated costs under the Management Agreements totaling nil. For the three and six months ended June 30, 2024, the Company recorded expenses associated with management fees and associated costs under the Management Agreements totaling $4.8 million and $14.1 million, respectively, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2025, the Company purchased $8.5 million and $17.1 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of June 30, 2025 and December 31, 2024, the Company recorded an associated payable of $0.8 million and $2.1 million, respectively, related to the unpaid portion of these purchases.
For the three and six months ended June 30, 2025, the Company recorded expense associated with a related party of $0.2 million and $0.5 million, respectively, for consultancy services which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the

Company recorded an associated accrued expense of nil and $0.2 million, respectively, which is included in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets.
Substantially concurrently with the March Offering and May Offering, the Company completed the share repurchases as detailed in Note 8 - "Stockholders' Equity".
NOTE 19—SUBSEQUENT EVENTS
On August 6, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, payable in cash on September 4, 2025 to stockholders of record at the close of business on August 21, 2025.
On August 6, 2025, the Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock.
On August 6, 2025, the Company net settled the existing €450.0 million foreign exchange contracts originally maturing October 31, 2025 and simultaneously entered into new foreign exchange contracts for €450.0 million with a maturity date of November 1, 2027. The Company is utilizing the derivative financial instrument to hedge the €450.0 million foreign exchange risk comprised of the €441.9 million of 3.875% Senior Notes and €8.1 million of non-tendered Original 3.875% Senior Notes. We are currently assessing the impact on our Consolidated Financial Statements.

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
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
Basis of Presentation - BlueTriton - Primo Water Transaction
On November 8, 2024, Primo Brands consummated the Transaction which was accounted for as a business combination in which BlueTriton was the accounting acquirer. Accordingly, assets acquired and liabilities assumed were measured at their acquisition date fair values as of November 8, 2024. Our consolidated results of operations include the results of Primo Water for the three and six months ended June 30, 2025, but not for the three and six months ended June 30, 2024.
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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net income from continuing operations	$30.5	$54.5	$65.2	$88.0
Interest and financing expense, net	81.9	86.2	164.0	166.1
Provision for income taxes	16.3	18.3	34.0	29.7
Depreciation and amortization	145.3	74.3	273.9	149.5
EBITDA	$274.0	$233.3	$537.1	$433.3
Acquisition, integration and restructuring expenses[1]	72.8	13.2	112.6	19.0
Stock-based compensation costs	12.9	0.3	24.9	0.6
Unrealized (gain) loss on foreign exchange and commodity forwards, net	(0.2)	1.1	—	(2.7)
Loss on disposal of property, plant and equipment, net	1.9	0.1	3.4	1.7
Loss on modification and extinguishment of debt	—	—	18.6	—
Management fees	—	4.8	—	14.1
Purchase accounting adjustments	—	—	1.2	—
Other adjustments, net	5.3	5.2	10.4	9.7
Adjusted EBITDA	$366.7	$258.0	$708.2	$475.7
1 Amounts include labor related costs.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$1,730.1	100.0%	$1,314.4	100.0%	$415.7	31.6%
Cost of sales	1,189.2	68.7%	884.6	67.3%	304.6	34.4%
Gross profit	540.9	31.3%	429.8	32.7%	111.1	25.8%
Selling, general and administrative expenses	378.6	21.9%	256.3	19.5%	122.3	47.7%
Acquisition, integration and restructuring expenses	49.7	2.9%	13.2	1.0%	36.5	276.5%
Other operating (income) expense, net	(0.2)	—%	1.3	0.1%	(1.5)	(115.4)%
Operating income	112.8	6.5%	159.0	12.1%	(46.2)	(29.1)%
Other income, net	(15.9)	(0.9)%	—	—%	(15.9)	100%
Loss on modification and extinguishment of debt	—	—%	—	—%	—	—%
Interest and financing expense, net	81.9	4.7%	86.2	6.6%	(4.3)	(5.0)%
Income from continuing operations before income taxes	46.8	2.7%	72.8	5.5%	(26.0)	(35.7)%
Provision for income taxes	16.3	0.9%	18.3	1.4%	(2.0)	(10.9)%
Net income from continuing operations	$30.5	1.8%	$54.5	4.1%	$(24.0)	(44.0)%
The following table sets forth our consolidated Net sales by water type:

	Three Months Ended June 30,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$875.1	$860.6	$14.5	1.7%
Purified water	545.6	329.1	216.5	65.8%
Premium water	87.5	18.7	68.8	367.9%
Other water	35.2	41.2	(6.0)	(14.6)%
Other	186.7	64.8	121.9	188.1%
Total Net sales	$1,730.1	$1,314.4	$415.7	31.6%
Net Sales
During the three months ended June 30, 2025, net sales were $1,730.1 million, an increase of $415.7 million, or 31.6%, as compared to the three months ended June 30, 2024, primarily related to $449.0 million of net sales attributable to Primo Water as a result of the Transaction, partially offset by $25.6 million in volumes attributable to nonrecurring sales from 2024 as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended June 30, 2025, cost of sales was $1,189.2 million, an increase of $304.6 million, or 34.4%, as compared to the three months ended June 30, 2024. The increase in costs is primarily driven by $311.2 million of cost of sales attributable to Primo Water as a result of the Transaction.
Gross Profit and Gross Margin
During the three months ended June 30, 2025, gross profit was $540.9 million, an increase of $111.1 million, or 25.8%, as compared to the three months ended June 30, 2024, and gross margin as a percentage of net sales was 31.3%, as compared to

32.7% during the three months ended June 30, 2024. This change was primarily driven by $137.8 million of gross profit, which equates to 30.7% gross margin, attributable to Primo Water as a result of the Transaction.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the three months ended June 30, 2025, selling, general and administrative expenses were $378.6 million, an increase of $122.3 million, or 47.7%, as compared to the three months ended June 30, 2024, primarily due to $128.4 million of costs attributable to Primo Water as a result of the Transaction.
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
During the three months ended June 30, 2025, acquisition, integration and restructuring expenses were $49.7 million, an increase of $36.5 million, as compared to three months ended June 30, 2024, primarily due to costs related to the Transaction, consisting primarily of consulting fees, employee related costs and IT optimization costs, incurred during the three months ended June 30, 2025.
Other Operating (Income) Expense, Net
Other operating (income) expense, net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the three months ended June 30, 2025, Other operating income, net was $0.2 million, compared to expense of $1.3 million during the three months ended June 30, 2024. This change is primarily due to unrealized gains on commodity forwards of $0.8 million in the current quarter compared to unrealized losses on commodity forwards of $1.0 million in the prior year quarter.
Other Income, Net
Other income, net during the three months ended June 30, 2025 was $15.9 million, compared to nil during the three months ended June 30, 2024. This change is primarily related to insurance proceeds received in the current quarter period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended June 30, 2025, interest and financing expense, net, was $81.9 million, a decrease of $4.3 million, or 5.0%, as compared to the three months ended June 30, 2024, primarily relating to a lower effective interest rate on the Term Loans (as defined herein) and no outstanding revolving debt during the three months ended June 30, 2025, substantially offset by an increase of $16.1 million of interest and financing expense related to the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Transaction.
Provision for Income Tax
During the three months ended June 30, 2025, income tax expense was $16.3 million compared to $18.3 million during the three months ended June 30, 2024. The effective tax rate was 34.8% in the three months ended June 30, 2025, compared to 25.1% in the three months ended June 30, 2024.
The effective tax rate for the three months ended June 30, 2025 increased from the effective tax rate from the three months ended June 30, 2024 due primarily to permanent differences for which we have not received a tax benefit. The effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$3,343.8	100.0%	$2,450.2	100.0%	$893.6	36.5%
Cost of sales	2,281.9	68.2%	1,674.9	68.4%	607.0	36.2%
Gross profit	1,061.9	31.8%	775.3	31.6%	286.6	37.0%
Selling, general and administrative expenses	706.4	21.1%	475.0	19.4%	231.4	48.7%
Acquisition, integration and restructuring expenses	89.5	2.7%	19.0	0.8%	70.5	371.1%
Other operating (income) expense, net	—	—%	(2.5)	(0.1)%	2.5	(100.0)%
Operating income	266.0	8.0%	283.8	11.6%	(17.8)	(6.3)%
Other income, net	(15.8)	(0.5)%	—	—%	(15.8)	100%
Loss on modification and extinguishment of debt	18.6	0.6%	—	—%	18.6	100%
Interest and financing expense, net	164.0	4.9%	166.1	6.8%	(2.1)	(1.3)%
Income from continuing operations before income taxes	99.2	3.0%	117.7	4.8%	(18.5)	(15.7)%
Provision for income taxes	34.0	1.0%	29.7	1.2%	4.3	14.5%
Net income from continuing operations	$65.2	1.9%	$88.0	3.6%	$(22.8)	(25.9)%
The following table sets forth our consolidated Net sales by water type:

	Six Months Ended June 30,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$1,669.2	$1,616.7	$52.5	3.2%
Purified water	1,060.0	604.5	455.5	75.4%
Premium water	161.4	32.1	129.3	402.8%
Other water	70.0	70.1	(0.1)	(0.1)%
Other	383.2	126.8	256.4	202.2%
Total Net sales	$3,343.8	$2,450.2	$893.6	36.5%
Net Sales
During the six months ended June 30, 2025, net sales were $3,343.8 million, an increase of $893.6 million, or 36.5%, as compared to the six months ended June 30, 2024, primarily related to $919.3 million of net sales attributable to Primo Water as a result of the Transaction, partially offset by $41.9 million in volumes attributable to nonrecurring sales as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Cost of Sales
During the six months ended June 30, 2025, cost of sales was $2,281.9 million, an increase of $607.0 million, or 36.2%, as compared to the six months ended June 30, 2024. The increase in costs is primarily driven by $626.8 million of cost of sales attributable to Primo Water as a result of the Transaction.
Gross Profit and Gross Margin
During the six months ended June 30, 2025, gross profit was $1,061.9 million, an increase of $286.6 million, or 37.0%, as compared to the six months ended June 30, 2024, and gross margin as a percentage of net sales was 31.8%, as compared to 31.6% during the six months ended June 30, 2024, primarily driven by $292.5 million of gross profit, which equates to 31.8%

gross margin, attributable to Primo Water as a result of the Transaction.
Selling, General and Administrative Expenses
During the six months ended June 30, 2025, selling, general and administrative expenses were $706.4 million, an increase of $231.4 million, or 48.7%, as compared to the six months ended June 30, 2024, primarily due to $244.8 million of costs attributable to Primo Water as a result of the Transaction.
Acquisition, Integration and Restructuring Expenses
During the six months ended June 30, 2025, acquisition, integration and restructuring expenses were $89.5 million, an increase of $70.5 million, as compared to the six months ended June 30, 2024, primarily due to costs related to the Transaction, consisting primarily of consulting fees, employee related costs and IT optimization costs, incurred during the six months ended June 30, 2025.
Other Operating (Income) Expense, Net
During the six months ended June 30, 2025, other operating income, net was nil, compared to other operating income, net during the six months ended June 30, 2024 of $2.5 million. This change is primarily due to unrealized gains on commodity forwards of $2.0 million in the current year period, compared to $3.2 million in the prior year period, partially offset by unrealized foreign exchange loss of $2.0 million in the current year period, compared to $0.7 million in the prior year period.
Other Income, Net
During the six months ended June 30, 2025, other income, net was $15.8 million, compared to nil during the six months ended June 30, 2024. This change is primarily related to insurance proceeds received in the current year period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Loss on Modification and Extinguishment of Debt
During the six months ended June 30, 2025, we consummated the Refinancing Transactions (as defined below) to simplify our capital structure, streamline our reporting and compliance requirements and reduce the overall cost of our borrowings. As a result of these transactions, we recorded charges totaling $18.6 million during the six months ended June 30, 2025.
Interest and Financing Expense, Net
During the six months ended June 30, 2025, interest and financing expense, net, was $164.0 million, a decrease of $2.1 million, or 1.3%, as compared to the six months ended June 30, 2024, primarily due to a lower effective interest rate on the Term Loans (as defined below), no outstanding revolving debt during the six months ended June 30, 2025, substantially offset by an increase of $29.6 million of interest and financing expense related to the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Transaction.
Provision for Income Taxes
Income tax expense was $34.0 million for the six months ended June 30, 2025 compared to $29.7 million for the six months ended June 30, 2024. The effective tax rate was 34.3% for the six months ended June 30, 2025 compared to 25.2% for the six months ended June 30, 2024.
The effective tax rate for the six months ended June 30, 2025 increased from the effective tax rate for the six months ended June 30, 2024 due primarily to permanent differences for which we have not recognized a tax benefit. The effective tax rate for the six months ended June 30, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
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
As of June 30, 2025, we had $412.0 million of cash on hand (of which $0.2 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding the $138.0 million of letters of credit outstanding) under the Revolving Credit Facility (defined below). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
The Refinancing Transactions
On January 27, 2025, we commenced separate private offers to exchange (collectively, the “Exchange Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings Inc. ("Primo Water Holdings") or Triton Water Holdings, Inc. ("Triton Water Holdings") both indirect, wholly owned subsidiaries of Primo Brands (collectively, the “Issuers”), for three new series of senior notes co-issued by the Issuers, and for holders who tendered by February 7, 2025 (the "Early Tender Date"), cash in amounts equal to 25 basis points on the principal. The Exchange Offers consisted of the following:
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
In conjunction with the Exchange Offers, we entered into supplemental indentures related to the aforementioned Original Notes that eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures as well as the release of the note guarantee of each guarantor of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes.
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
Debt
The following table summarizes our total debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	June 30, 2025	December 31, 2024
Term Loans	$3,083.1	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	508.9	459.8
4.375% Senior Notes [1,2]	710.6	710.0
Revolving Credit Facility	—	—
Finance leases	116.7	100.2
Other	22.1	11.4
Unamortized debt costs and discounts	(61.6)	(64.9)
Total debt	$5,092.6	$5,028.1
Less: current portion of long term debt	70.4	64.5
Long-term debt, less current portion	$5,022.2	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the original unsecured notes as defined below. The June 30, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the exchanged secured notes as described below. The June 30, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.5 million and $35.9 million, respectively, as of June 30, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
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
As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $47.7 million and $54.4 million, respectively.
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
Amortization
On the last business day of each fiscal quarter we are required to make an aggregate principal payment equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable on the maturity date.
Covenant Compliance
Our Amended Credit Agreement contains customary covenants that include, among other things, restrictions on our ability and the ability of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions). We were in compliance with these financial covenants as of June 30, 2025.
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
Guarantee and Security
The obligations under the Amended Credit Agreement (as defined below) are guaranteed by the Guarantors. The Term Loans are secured by a first-priority lien on substantially all of the Issuers’ and the Guarantors’ current and fixed assets (subject to certain exceptions), subject to certain permitted liens.

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
The 3.875% Senior Notes will mature October 31, 2028 and bear interest at a rate of 3.875% per annum, which is payable semi-annually on April 30 and October 31 of each year, commencing on April 30, 2025. The 4.375% Senior Notes will mature on October 31, 2028 and bear interest at a rate of 4.375% per annum, which is payable semi-annually on April 30 and October 31 of each year.
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
The New Secured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the New Secured Notes will be released, during any period when the New Secured Notes have an investment grade rating.
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
The 6.250% Senior Notes will mature on April 1, 2029 and bear interest at a rate of 6.250% per annum, which is payable semi-annually on April 1 and October 1 of each year.
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
The 6.250% Senior Notes are guaranteed by the Guarantors. The 6.250% Senior Notes and related guarantees are the Issuers’ and Guarantors’ senior unsecured obligations. The New Unsecured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the 6.250% Senior Notes will be released, during any period when the 6.250% Senior Notes have an investment grade rating.
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
As of June 30, 2025, our credit ratings were as follows:

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
Issuer Purchases of Equity Securities
Share Repurchases
On March 10, 2025, we entered into an underwriting agreement with the Sponsor Stockholder and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of our Class A common stock, par value $0.01 per share (the "Class A Common Stock"), which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A Common Stock, at an offering price of $29.50 per share (the "March Offering"). The March Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March Offering. No shares were sold by us. Following the March Offering, we were no longer considered a controlled company.
Pursuant to the underwriting agreement for the March Offering, we agreed to purchase 4,000,000 shares of our Class A Common Stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the March Offering (the "March Share Repurchase"). We funded the March Share Repurchase with cash on hand and the repurchased shares of Class A Common Stock are no longer outstanding.
On May 7, 2025, we entered into a stock purchase agreement with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the Stock Purchase Agreement, we agreed to repurchase 3,157,562 shares of our Class A Common Stock, from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined herein) on May 12, 2025 (the "May Share Repurchase"). The May Share Repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. We funded the May Share Repurchase with cash on hand and the repurchased shares of Class A Common Stock are no longer outstanding.

On May 8, 2025, the Company entered into an underwriting agreement with the Sponsor Stockholder, Triton Water Equity Holdings and BofA Securities, Inc. and Morgan Stanley & Co. LLC, as underwriters, in connection with the underwritten secondary offering by the Sponsor Stockholder and Triton Water Equity Holdings of 47,500,000 shares of Class A Common Stock at a price of $31.67 (the "May Offering"). The May Offering closed on May 12, 2025. The Sponsor Stockholder and Triton Water Equity Holdings received all of the proceeds from the May Offering. No shares were sold by us.
Common Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250 million of our outstanding Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital.
Tax Withholding
During the three months ended June 30, 2025, 52,116 shares were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report.
Dividend Payments
Dividend
On February 20, 2025, our Board of Directors declared a dividend of $0.10 per share of our outstanding Class A Common Stock to stockholders of record at the close of business on March 7, 2025 which was paid in cash on March 24, 2025.
On May 1, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A Common Stock, payable in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.
On August 6, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A common stock, payable in cash on September 4, 2025 to stockholders of record at the close of business on August 21, 2025.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net cash provided by operating activities of continuing operations	$155.0	$102.5	$193.8	$108.5
Net cash used in investing activities of continuing operations	(50.6)	(47.6)	(73.8)	(89.3)
Net cash used in financing activities of continuing operations	(154.0)	(69.8)	(334.8)	(47.7)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	(0.6)	—	2.3	—
Net cash provided by (used in) investing activities from discontinued operations	6.7	—	(1.3)	—
Net cash provided by financing activities from discontinued operations	1.0	—	3.4	—
Effect of exchange rates on cash, cash equivalents and restricted cash	1.6	(0.1)	2.1	(0.4)
Net decrease in cash, cash equivalents and restricted cash	$(40.9)	$(15.0)	$(208.3)	$(28.9)
Cash and cash equivalents and restricted cash, beginning of period	453.3	33.1	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$412.4	$18.1	$412.4	$18.1
Cash and cash equivalents and restricted cash of discontinued operations, end of period	0.4	—	0.4	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$412.0	$18.1	$412.0	$18.1
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net cash provided by operating activities of continuing operations was $193.8 million for the six months ended June 30, 2025 as compared to $108.5 million for the six months ended June 30, 2024. The $85.3 million increase was due primarily to improved earnings, excluding non-cash charges partially offset by a decrease in cash received for trade payables and accrued liabilities of $27.5 million as well as an increase in cash used by other current assets of $14.0 million and inventories of $20.8 million.
Net cash used in investing activities of continuing operations was $73.8 million for the six months ended June 30, 2025, compared to $89.3 million for the six months ended June 30, 2024. The improvement of $15.5 million is primarily due to $56.9 million of proceeds received from the sale of the production facility in Ontario, Canada and assets sold related to our coffee business, partially offset by increased capital expenditures.
Net cash used in financing activities of continuing operations for the six months ended June 30, 2025 was $334.8 million, compared to $47.7 million for the six months ended June 30, 2024. The $287.1 million increase was due primarily to common stock repurchased and cancelled of $221.0 million and the payment of dividends to holders of our common stock of $76.0 million in the current year as well as the addition of the $400 million 2024 Incremental Term Loan in March 2024 and $25.0 million in borrowings not recurring in the current year, partially offset by the dividend to the Sponsor Stockholder of $382.7 million and repayments of borrowings of $60.0 million in the prior year not recurring in the current year.
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
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2024 Annual Report. As of June 30, 2025, we have no material changes to this information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
Other than with respect to the ongoing integration efforts following the Transaction, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. With the exception of the putative class action against Nestlé Waters commenced by Mark Patane and 11 other named plaintiffs in the U.S. District Court in the District of Connecticut, as described in Note 17 - "Commitments and Contingencies" to this Quarterly Report on Form 10-Q, we are not currently a party to any other material pending legal proceedings.

ITEM 1A.	RISK FACTORS
Other than the risk factors below, there have been no material changes to our risk factors since December 31, 2024. Please refer to our 2024 Annual Report.
We may be adversely impacted by recently announced tariff programs.
We source some of our goods from countries impacted by the tariff programs announced by the U.S. federal government in 2025. If enforced, these tariffs could have an adverse effect on our business and financial results during the 2025 fiscal year and possibly beyond. We have reviewed our supply chain and business and, based on information currently available, we believe these tariffs could result in higher costs of materials used for packaging and certain equipment which are currently sourced from countries impacted by the tariff programs. We plan to closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate the potential negative impacts but there is no guarantee that these efforts will be effective.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
Many of the tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing tax laws, or future changes to enacted tax laws, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. The One Big Beautiful Bill Act, enacted on July 4, 2025, has significantly changed the U.S. tax landscape. While the initial impact of these changes is being assessed, the long-term effects on the results of operations and cash flows remain uncertain and could be material. We cannot predict whether the United States or a foreign jurisdiction will enact new tax legislation or issue new regulatory guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
Report of Offering of Securities and Use of Proceeds Therefrom
On March 12, 2025, we completed a secondary offering of our Class A common stock pursuant to which the Sponsor Stockholder sold 51,750,000 shares of our Class A common stock at a price of $29.50 per share for an aggregate public offering price of approximately $1.5 billion (the "March Offering"). Morgan Stanley & Co. LLC and BofA Securities, Inc. acted as joint lead book-running managers for the March Offering. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Sponsor Stockholder.
All shares sold in the March Offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-284501), as amended (the “Registration Statement”), declared effective by the SEC on March 7, 2025. The Registration Statement registered the resale of up to 218,618,368 shares of Class A common stock. This was our first registration statement filed under the Securities Act.
On May 8, 2025, we completed a secondary offering of our Class A common stock pursuant to which the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”) sold 47,500,000 shares of Class A common stock at a price of $31.67 per share for an aggregate public offering price of approximately $1.5 billion (the "May Offering" and, together with the March Offering, the "2025 Offerings"). Morgan Stanley & Co. LLC and BofA Securities, Inc. acted as joint lead book-running managers for the May Offering. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Sponsor Stockholder or Triton Water Equity Holdings.
The May Offering was made pursuant to a prospectus supplement, dated May 8, 2025, to the prospectus, dated March 7, 2025, which was included in the Registration Statement.
In the March Offering, the Sponsor Stockholder, and in the May Offering, both the Sponsor Stockholder and Triton Water Equity Holdings, paid any underwriting fees, discounts, and selling commissions incurred by such holder in disposing of its shares of Class A common stock, and we bore all other costs, fees, and expenses incurred in effecting the registration of such securities covered by this prospectus, including, without limitation, all registration and filing fees, NYSE listing fees, and fees and expenses of our counsel and our independent registered public accountants. From March 7, 2025 through June 30, 2025, third party fees incurred by the Company associated with the 2025 Offerings were approximately $0.8 million.

Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, pursuant to the underwriting agreement for the May Offering (as described in Note 8 - Stockholders' Equity), we agreed to purchase 3,157,562 shares of our Class A Common Stock for approximately $100.0 million from the underwriters at a price per share equal to the price paid by the underwriters to the Sponsor Stockholder and Triton Water Equity Holdings in the May Offering. We funded the share repurchase with cash on hand.
During the three months ended June 30, 2025, we withheld 52,116 shares, at an average price of $34.43, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended June 30, 2025 is provided below:

	Total Number of Class A Common Stock Purchased	Average Price Paid per Common Share	Total Number of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	3,157,562	$31.67	—	$—
June 1, 2025 - June 30, 2025	—	$—	—	$—
Total	3,157,562
Common Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250 million of our outstanding Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital.
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
During three months ended June 30, 2025, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
10.1	Stock Purchase Agreement, dated May 7, 2025, by and among the Company and the Selling Stockholders.	8-K	10.1	5/12/2025	001-42404
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
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

PRIMO BRANDS CORPORATION

August 7, 2025	By:	/s/ David Hass
	Name:	David Hass
	Title	Chief Financial Officer
(On behalf of the Company)

August 7, 2025	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title	Chief Accounting Officer
(Principal Accounting Officer)