Form 10-Q
period 2025-09-30
Primo Brands Corp
filed 2025-11-06
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of November 3, 2025 was 370,285,818.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained in this Quarterly Report on Form 10-Q ("Form 10-Q"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined in the Explanatory Note below), growth opportunities, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, the outcome of pending litigation, contract negotiations, capital resources, payment of dividends, liquidity and effects of recent federal legislation.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to manage our expanded operations following the business combination; we have no operating or financial history as a combined company; we face significant competition in the segment in which we operate; our success depends, in part, on our intellectual property; we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected benefits; our business is dependent on our ability to maintain access to our water sources; our ability to respond successfully to consumer trends related to our products; the loss or reduction in sales to any significant customer; our packaging supplies and other costs are subject to price increases; the affiliates of One Rock Capital Partners, LLC own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders; legislative and executive action risks; risks related to sustainability matters; costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution; our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products; risks related to recently announced tariff programs; risks related to loss of controlled company status; risks related to uncertainties regarding the interpretation of tax laws and regulations; and risks associated with our substantial indebtedness and the other important factors discussed under "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") and Part II, Item 1A. “Risk Factors” in this Form 10-Q as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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
The trademarks and service marks that we own or have the right to use include, among others, Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, The Mountain Valley®, Ozarka®, Primo Water™, Saratoga®, Sparkletts®, Zephyrhills®, AC+ION®, and Splash Refresher™. Solely for convenience, in some cases, the trademarks, service marks, and trade names referred to in this Form 10-Q are listed without the applicable ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, and trade names.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$422.7	$614.4
Trade receivables, net of allowance for expected credit losses of $16.7 and $4.7 as of September 30, 2025 and December 31, 2024, respectively	550.0	444.0
Inventories	233.9	208.4
Prepaid expenses and other current assets	142.2	150.4
Current assets held for sale	117.4	111.8
Total current assets	1,466.2	1,529.0
Property, plant and equipment, net	2,064.6	2,083.9
Operating lease right-of-use-assets, net	587.8	628.7
Goodwill	3,585.6	3,572.2
Intangible assets, net	3,080.5	3,191.7
Other non-current assets	88.8	70.1
Non-current assets held for sale	82.6	118.9
Total assets	$10,956.1	$11,194.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$71.0	$64.5
Trade payables	561.1	471.6
Accruals and other current liabilities	619.3	697.7
Current portion of operating lease obligations	93.1	95.5
Current liabilities held for sale	88.9	82.2
Total current liabilities	1,433.4	1,411.5
Long-term debt, less current portion	5,015.9	4,963.6
Operating lease obligations, less current portion	520.0	555.6
Deferred income taxes	742.4	738.7
Other non-current liabilities	56.6	49.8
Non-current liabilities held for sale	27.8	31.1
Total liabilities	$7,796.1	$7,750.3
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 370,616,043 and 379,792,996 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$3.8	$3.8
Additional paid-in capital	5,006.3	4,971.3
Accumulated deficit	(1,844.0)	(1,513.7)
Accumulated other comprehensive loss	(6.1)	(17.2)
Total stockholders' equity	3,160.0	3,444.2
Total liabilities and stockholders' equity	$10,956.1	$11,194.5
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except share and per share values)	2025	2024	2025	2024
Net sales	$1,766.1	$1,305.1	$5,109.9	$3,755.3
Cost of sales	1,237.9	888.9	3,519.8	2,563.8
Gross profit	528.2	416.2	1,590.1	1,191.5
Selling, general and administrative expenses	343.0	239.7	1,049.4	714.7
Acquisition, integration and restructuring expenses	44.2	10.0	133.7	29.0
Other operating (income) expense, net	(5.4)	9.0	(5.4)	6.5
Operating income	146.4	157.5	412.4	441.3
Other income, net	(3.6)	—	(19.4)	—
Loss on modification and extinguishment of debt	—	—	18.6	—
Interest and financing expense, net	83.1	85.7	247.1	251.8
Income from continuing operations before income taxes	66.9	71.8	166.1	189.5
Provision for income taxes	26.4	18.5	60.4	48.2
Net income from continuing operations	40.5	53.3	105.7	141.3
Net loss from discontinued operations, net of tax	(23.7)	—	(32.6)	—
Net income	$16.8	$53.3	$73.1	$141.3

Net income (loss) per common share
Basic:
Continuing operations	$0.11	$0.24	$0.28	$0.65
Discontinued operations	$(0.06)	$—	$(0.09)	$—
Net income per common share	$0.05	$0.24	$0.19	$0.65
Diluted:
Continuing operations	$0.11	$0.24	$0.28	$0.65
Discontinued operations	$(0.07)	$—	$(0.09)	$—
Net income per common share	$0.04	$0.24	$0.19	$0.65

Weighted-average common stock outstanding (in thousands)
Basic	372,318	218,618	375,429	218,618
Diluted	374,055	218,618	377,314	218,618

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net income	$16.8	$53.3	$73.1	$141.3
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustments	(1.1)	1.8	12.4	(3.3)
Net unrealized actuarial loss in postretirement benefit plans	(0.2)	(0.1)	(0.6)	(0.4)
Unrealized loss on fair value hedges, net of tax[1]	(2.8)	—	(0.7)	—
Other comprehensive (loss) income	(4.1)	1.7	11.1	(3.7)
Total comprehensive income	$12.7	$55.0	$84.2	$137.6
1 Net of the tax impact of $0.9 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Cash flows from operating activities of continuing operations:
Net income	$16.8	$53.3	$73.1	$141.3
Less: Net loss from discontinued operations, net of income taxes	(23.7)	—	(32.6)	—
Net income from continuing operations	$40.5	$53.3	$105.7	$141.3
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	163.1	77.8	437.0	227.3
Amortization of debt discount and issuance costs	8.2	4.5	21.9	12.5
Stock-based compensation costs	11.9	0.3	36.8	0.9
Restructuring charges	3.1	—	6.0	—
Inventory obsolescence expense	4.6	4.6	11.8	13.3
Charge for expected credit losses	12.7	3.4	30.1	6.6
Deferred income taxes	6.5	(13.4)	5.7	(43.6)
Other non-cash items	(4.7)	11.0	(19.6)	12.4
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	25.6	84.6	(133.4)	(61.7)
Inventories	8.8	(3.1)	(40.3)	(31.4)
Prepaid expenses and other current and non-current assets	21.6	2.2	21.3	15.9
Trade payables and accruals and other current and non-current liabilities	(18.5)	36.4	(5.8)	76.6
Net cash provided by operating activities of continuing operations	283.4	261.6	477.2	370.1
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(115.7)	(32.3)	(231.6)	(96.9)
Purchases of intangible assets	(17.0)	(9.0)	(42.2)	(36.4)
Acquisitions, net of cash received	(23.3)	—	(29.0)	—
Proceeds from sale of other assets	—	—	56.9	—
Proceeds from insurance settlements	10.0	—	20.0	—
Other investing activities	1.9	0.2	8.0	2.9
Net cash used in investing activities of continuing operations	(144.1)	(41.1)	(217.9)	(130.4)
Cash flows from financing activities of continuing operations:
Proceeds from 2024 Incremental Term Loan, net of discount	—	—	—	392.0
Proceeds from borrowings from ABL Credit Facility	—	—	—	25.0
Repayment of borrowings from ABL Credit Facility	—	(55.0)	—	(115.0)
Repayment of Term Loans	(7.7)	(8.0)	(23.2)	(24.0)
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Proceeds from borrowings of other debt	—	4.3	—	7.4
Principal repayment of other debt	(1.4)	(1.0)	(4.1)	(2.7)
Principal payment of finance leases	(8.9)	(2.3)	(24.7)	(4.6)
Financing fees	—	—	(7.7)	(5.1)
Issuance of common stock	2.9	—	7.7	—
Common stock repurchased and cancelled	(75.8)	—	(296.8)	—
Dividends paid to common stockholders	(37.2)	—	(113.2)	—
Dividends paid to Sponsor Stockholder	—	—	—	(382.7)
Other financing activities	(0.1)	—	(1.0)	—
Net cash used in financing activities of continuing operations	(128.2)	(62.0)	(463.0)	(109.7)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	6.5	—	8.8	—
Net cash used in investing activities from discontinued operations	(0.5)	—	(1.8)	—
Net cash used in by financing activities from discontinued operations	(5.3)	—	(1.9)	—
Net cash provided by discontinuing operations	0.7	—	5.1	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.6)	0.1	1.5	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11.2	$158.6	$(197.1)	$129.7
Cash and cash equivalents and restricted cash, beginning of period	412.4	18.1	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$423.6	$176.7	$423.6	$176.7
Cash and cash equivalents and restricted cash of discontinued operations, end of period	0.9	—	0.9	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$422.7	$176.7	$422.7	$176.7
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$41.8	$14.2	$94.3	$16.1
Dividends payable issued through accounts payable and accrued liabilities	0.3	—	1.0	—
Financing lease right-of-use assets obtained in exchange for lease obligations	4.5	7.1	36.8	26.6
Operating lease right-of-use assets obtained in exchange for lease obligations	8.2	7.4	43.7	10.3
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$51.8	$72.5	$204.8	$231.5
Cash paid for income taxes	2.4	4.4	56.8	57.6
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2
Net income	—	—	—	16.8	—	16.8
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Common stock repurchased and cancelled	(3.1)	—	(2.6)	(73.6)	—	(76.2)
Common stock issued - Equity Incentive Plan	0.3	—	0.6	—	—	0.6
Common stock issued- Employee Stock Purchase Plan	0.1	—	2.3	—	—	2.3
Stock-based compensation	—	—	11.9	—	—	11.9
Dividends on common stock ($0.10 per share)	—	—	—	(37.5)	—	(37.5)
September 30, 2025	370.6	$3.8	$5,006.3	$(1,844.0)	$(6.1)	$3,160.0

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	73.1	—	73.1
Other comprehensive income	—	—	—	—	11.1	11.1
Common stock repurchased and cancelled	(10.5)	—	(9.5)	(289.9)	—	(299.4)
Common stock issued - Equity Incentive Plan	1.1	—	1.8	—	—	1.8
Common stock issued- Employee Stock Purchase Plan	0.2	—	5.9	—	—	5.9
Stock-based compensation	—	—	36.8	—	—	36.8
Dividends on common stock ($0.30 per share)	—	—	—	(113.5)	—	(113.5)
September 30, 2025	370.6	$3.8	$5,006.3	$(1,844.0)	$(6.1)	$3,160.0

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
June 30, 2024	1.0	$—	$1,025.1	$(1,309.0)	$(12.9)	$(296.8)
Net income	—	—	—	53.3	—	53.3
Other comprehensive income	—	—	—	—	1.7	1.7
Stock-based compensation	—	—	0.3	—	—	0.3
Dividends to Sponsor Stockholder	—	—	—	—	—	—
September 30, 2024	1.0	$—	$1,025.4	$(1,255.7)	$(11.2)	$(241.5)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2023	1.0	$—	$1,024.5	$(1,014.3)	$(7.5)	$2.7
Net income	—	—	—	141.3	—	141.3
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)
Stock-based compensation	—	—	0.9	—	—	0.9
Dividends to Sponsor Stockholder	—	—	—	(382.7)	—	(382.7)
September 30, 2024	1.0	$—	$1,025.4	$(1,255.7)	$(11.2)	$(241.5)

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
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
Revenue Recognition
The Company’s principal source of revenue is bottled water and beverage sales to customers primarily in the United States. Revenue is recognized when a customer obtains control of promised goods (the obligation), which may be upon shipment of goods or upon delivery to the customer as defined in the customer contract or purchase order. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Amounts collected from customers for sales taxes are excluded from the transaction price. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation (the Company has only one obligation).
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
As of September 30, 2025 and December 31, 2024, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets were $67.3 million and $61.8 million, respectively.

As of September 30, 2025 and December 31, 2024, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $49.0 million and $39.8 million, respectively.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to clarify the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalization. The new standard is effective for the Company for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is intended to clarify the scope of derivative accounting and to reduce diversity in the accounting for share-based payments in revenue contracts. The new standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
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
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and the liabilities assumed:

($ in millions)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash, cash equivalents and restricted cash	$665.9	$(0.8)	$665.1
Trade receivables	144.1	—	144.1
Inventories	53.1	(1.1)	52.0
Prepaid expenses and other current assets	45.8	—	45.8
Current assets held for sale	74.6	—	74.6
Property, plant, and equipment	592.6	(13.4)	579.2
Operating lease right-of-use-assets	150.9	2.5	153.4
Intangible assets	1,836.7	(1.2)	1,835.5
Other non-current assets	7.1	—	7.1
Non-current assets held for sale	122.1	—	122.1
Current portion of long-term debt	(16.8)	—	(16.8)
Trade payables	(145.5)	—	(145.5)
Accruals and other current liabilities	(397.3)	—	(397.3)
Current portion of operating lease obligations	(27.2)	—	(27.2)
Current liabilities held for sale	(88.0)	—	(88.0)
Long-term debt, less current portion	(1,223.1)	1.8	(1,221.3)
Operating lease obligations, less current portion	(127.6)	(2.5)	(130.1)
Deferred income taxes	(420.9)	1.9	(419.0)
Other non-current liabilities	(18.2)	—	(18.2)
Non-current liabilities held for sale	(36.1)	—	(36.1)
Total identifiable net assets acquired	$1,192.2	$(12.8)	$1,179.4
Goodwill	2,758.1	12.8	2,770.9
Purchase price	$3,950.3	$—	$3,950.3
Measurement period adjustments recorded during the nine months ended September 30, 2025 include adjustments related to property, plant and equipment and intangible assets based on results of the preliminary valuations, adjustments to operating and financing lease right-of-use assets and obligations and inventory based on updated estimates used to calculate the acquisition date fair values, and adjustments to deferred income taxes as a result of the aforementioned items. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

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
The Company recorded nil and $6.2 million of acquisition-related costs associated with the Transaction during the three and nine months ended September 30, 2025, respectively, and $7.7 million and $26.7 million of acquisition-related costs associated with the Transaction during the three and nine months ended September 30, 2024, respectively. These costs are included in Acquisition, integration and restructuring expenses in the Condensed Consolidated Statement of Operations.
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

During the nine months ended September 30, 2025, the Company recorded a charge of $44.8 million to reduce the carrying value of its Eden Springs Netherlands B.V. business located in Israel to fair value less costs to sell.
As of September 30, 2025, the total assets and liabilities of discontinued operations classified as held for sale included in the Condensed Consolidated Balance Sheets were $154.7 million and $116.7 million, respectively.
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
During the nine months ended September 30, 2025, the Company's management approved the sale of additional facilities as a result of integration efforts. As of September 30, 2025, the Company had $45.3 million in assets held for sale which primarily related to the facility closures and were classified in Current assets held for sale in the Consolidated Balance Sheets.

NOTE 5—INVENTORIES
The following table presents the components of Inventories in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	September 30, 2025	December 31, 2024
Raw and packaging materials and semi-finished goods	$134.3	$117.8
Finished goods	99.6	90.6
Total inventories	$233.9	$208.4
NOTE 6—INTANGIBLE ASSETS, NET
The following table presents Intangible assets, net, in the Consolidated Balance Sheets by major class as of the periods presented:

	September 30, 2025			December 31, 2024
($ in millions)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$1,301.3	$(146.6)	$1,154.7	$1,281.8	$(79.5)	$1,202.3
Water rights	621.2	(91.1)	530.1	621.0	(70.9)	550.1
Software	228.5	(127.9)	100.6	205.3	(98.7)	106.6
Trademarks and trade names	91.2	(60.2)	31.0	18.7	(2.7)	16.0
Other	70.6	(11.5)	59.1	45.5	(8.6)	36.9
Total definite-lived intangible assets	$2,312.8	$(437.3)	$1,875.5	$2,172.3	$(260.4)	$1,911.9
Indefinite-lived intangible assets
Trademarks and trade names	$1,205.0	$—	$1,205.0	$1,279.8	$—	$1,279.8
Total intangible assets, net	$3,517.8	$(437.3)	$3,080.5	$3,452.1	$(260.4)	$3,191.7
For the three and nine months ended September 30, 2025, amortization expense of definite-lived intangible assets was $75.0 million and $176.9 million, respectively. For the three and nine months ended September 30, 2024, amortization expense of definite-lived intangible assets was $17.1 million and $52.5 million, respectively.
During the second quarter of fiscal year 2025 and as a result of integration efforts, the Company reassessed the future expected use of $76.1 million of a previously recorded indefinite lived trade name. Beginning in the second quarter of fiscal year 2025, the trade name is being amortized through the end of the fiscal year.

Based on the carrying value of definite-lived intangible assets as of September 30, 2025, estimated amortization expense for each of the five succeeding years and thereafter is as follows:

($ in millions)	Amount
2025 (remaining three months)	$71.3
2026	146.8
2027	144.0
2028	141.8
2029	131.6
Thereafter	1,190.8
Total [1]	$1,826.3
______________________
1     This table excludes $49.2 million of software development costs that are in-progress as of September 30, 2025 and not yet amortizable.
NOTE 7—DEBT
The following table summarizes Long-term debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	September 30, 2025	December 31, 2024
Term Loans	$3,075.4	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	509.9	459.8
4.375% Senior Notes [1,2]	712.7	710.0
Revolving Credit Facility	—	—
Finance leases	112.0	100.2
Other [3]	20.7	11.4
Unamortized debt costs and discounts	(56.6)	(64.9)
Total debt	$5,086.9	$5,028.1
Less: current portion of long term debt	71.0	64.5
Long-term debt, less current portion	$5,015.9	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the Original Notes as defined below. The September 30, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as defined below. The September 30, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.2 million and $33.8 million, respectively, as of September 30, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
3 Includes the non-tendered Original Notes (as described below).

The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs and discounts, in each of the next five years and thereafter:

($ in millions)	Amount
2025 (remaining three months)	$9.1
2026	35.6
2027	32.5
2028	3,533.3
2029	1,463.0
Thereafter	—
Total	$5,073.5
The following describes the terms of our debt instruments in effect as of September 30, 2025:
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
On March 1, 2024, Triton Water Holdings and Intermediate Holdings entered into the Third Amendment to the Amended Credit Agreement and incurred incremental term loans in an aggregate principal amount of $400.0 million.
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
As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $43.6 million and $54.4 million, respectively.
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
As of September 30, 2025 and December 31, 2024, the weighted-average interest rate for the Term Loans was 6.76% and 7.90%, respectively.
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
Concurrently with the Fourth Amendment to the Amended Credit Agreement, the Company repaid all outstanding amounts and terminated its commitments under the credit agreement among Primo Water, as parent borrower, Primo Water Holdings and certain other subsidiary borrowers, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto entered into on March 6, 2020 (as amended on September 23, 2021, January 13, 2023 and July 11, 2024) which provided for a senior secured revolving credit facility in an initial aggregate committed amount of $350.0 million (the “Original Revolving Credit Facility”). The Company also repaid all outstanding amounts and terminated its commitments under the asset based lending revolving credit agreement (“ABL Credit Facility") among Triton Water Holdings and Intermediate Holdings and the lenders thereto entered into on March 31, 2021 which provided for up to $350.0 million of revolving loan commitments.
The Company recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility. As of September 30, 2025, the unamortized debt issuance costs related to the Revolving Credit Facility were $3.4 million and are included in Other non-current assets on the Condensed Consolidated Balance Sheets.
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
As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the 6.250% Senior Notes were $10.3 million and $10.6 million, respectively.
3.875% Senior Notes
Pursuant to an indenture, dated as of February 12, 2025 (the "Secured Indenture"), the Issuers co-issued €441.9 million ($518.2 million at exchange rates in effect on September 30, 2025) of 3.875% Senior Notes due October 31, 2028 to holders who participated in the Exchange Offers. The 3.875% Senior Notes are guaranteed by the Company and substantially all of the Company's wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the "Guarantors"). Interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 3.875% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes. As of September 30, 2025, the unamortized discount was $1.1 million included within the Unamortized debt costs and discounts line in the table above.
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
As of September 30, 2025, the unamortized discount for the 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.2 million. As of December 31, 2024, the unamortized discount for the Original 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.9 million.

4.375% Senior Notes
Pursuant to the Secured Indenture, the Issuers co-issued $746.5 million of 4.375% Senior Notes due April 30, 2029 to holders who participated in the Exchange Offers. The 4.375% Senior Notes are guaranteed by the Guarantors and interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 4.375% Senior Notes resulting from the Exchange Offers was accounted for as a modification under GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes. As of September 30, 2025, the unamortized discount was $1.6 million included within the Unamortized debt costs and discounts line in the table above.
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
As of September 30, 2025, the unamortized discount for the 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $33.8 million. As of December 31, 2024, the unamortized discount for the Original 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $40.0 million.
Non-tendered Original Senior Notes
Following the Exchange Offers, the Original Notes that remain outstanding related to holders that did not participate are as follows:
•$0.2 million of Original 6.250% Senior Notes which mature on April 1, 2029. Interest is payable semi-annually on April 1 and October 1 of each year.
•€8.1 million ($9.5 million at exchange rates in effect on September 30, 2025) of Original 3.875% Senior Notes which mature on October 31, 2028. Interest is payable semi-annually on April 30 and October 31 of each year.
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
The Company was in compliance with all covenants as of September 30, 2025.
The following tables summarize amounts available for borrowing under the revolving credit facilities as of the periods presented:

September 30, 2025
($ in millions)	Revolving Credit Facility
Revolver availability:
Revolver committed availability	$750.0
Less: Outstanding letters of credit	(138.0)
Net availability	612.0
Borrowings	—
Available borrowing capacity	$612.0

	December 31, 2024
($ in millions)	ABL Credit Facility	Original Revolving Credit Facility	Total
Revolver availability:
Gross availability	$350.0	$350.0	$700.0
Less: Adjustment for gross availability	(14.8)	—	(14.8)
Less: Outstanding letters of credit	(51.6)	(65.4)	(117.0)
Net availability	283.6	284.6	568.2
Borrowings	—	—	—
Available borrowing capacity	$283.6	$284.6	$568.2
NOTE 8—STOCKHOLDERS' EQUITY
Preferred Stock
As of September 30, 2025, the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorized the issuance of 100,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
Common Stock
As of September 30, 2025, the Company's Certificate authorized the issuance of 800,000,000 shares of Class A common stock, par value $0.01 per share ("Class A common stock"), and 100,000,000 shares of Class B common stock, par value $0.01 per share ("Class B common stock").
During the nine months ended September 30, 2025, the Sponsor Stockholder (as defined in the Explanatory Note) converted 64,512,579 shares of Class B common stock outstanding to an equivalent number of shares of Class A common stock. As of September 30, 2025, the shares of Class B common stock converted were retired and there were no shares of Class B common stock outstanding.

As of September 30, 2025, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	370,616,043	370,616,043
Class B common stock	100,000,000	—	—
	900,000,000	370,616,043	370,616,043
As of December 31, 2024, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	315,280,417	315,280,417
Class B common stock	100,000,000	64,512,579	64,512,579
	900,000,000	379,792,996	379,792,996
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
Common Stock Dividend Payments
On February 20, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company to stockholders of record at the close of business on March 7, 2025 which was paid in cash on March 24, 2025.
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
Share Repurchases
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
Share Repurchase Program
On August 6, 2025, the Board of Directors approved a share repurchase program of $250.0 million of the Company's outstanding Class A common stock (the "Repurchase Program"). During the three and nine months ended September 30, 2025, we repurchased 3,011,204 shares of our Class A common stock for an aggregate purchase price of approximately $73.2 million, including commissions paid to brokers, through open market transactions under the Repurchase Program. Shares purchased under this plan were subsequently retired.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected on the Condensed Consolidated Statements of Operations. The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions) ¹	Gains and Losses On Derivative Instruments[1]	Cumulative Translation Adjustment	Postretirement Benefit Plan Items	Total
Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)
OCI before reclassifications	(4.4)	(1.1)	—	(5.5)
Amounts reclassified from AOCI	1.6	—	(0.2)	1.4
Net current-period OCI	(2.8)	(1.1)	(0.2)	(4.1)
Balance as of September 30, 2025	$(0.4)	$(7.2)	$1.5	$(6.1)

Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	(5.8)	11.4	—	5.6
Amounts reclassified from AOCI	5.1	1.0	(0.6)	5.5
Net current-period OCI	(0.7)	12.4	(0.6)	11.1
Balance as of September 30, 2025	$(0.4)	$(7.2)	$1.5	$(6.1)

Balance as of June 30, 2024	$—	$(15.0)	$2.1	$(12.9)
OCI before reclassifications	—	1.8	—	1.8
Amounts reclassified from AOCI	—	—	(0.1)	(0.1)
Net current-period OCI	—	1.8	(0.1)	1.7
Balance as of September 30, 2024	$—	$(13.2)	$2.0	$(11.2)

Balance as of December 31, 2023	$—	$(9.9)	$2.4	$(7.5)
OCI before reclassifications	—	(3.3)	—	(3.3)
Amounts reclassified from AOCI	—	—	(0.4)	(0.4)
Net current-period OCI	—	(3.3)	(0.4)	(3.7)
Balance as of September 30, 2024	$—	$(13.2)	$2.0	$(11.2)
¹ All amounts are net of tax. Amounts in parentheses indicate debits.

($ in millions)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gains and losses on derivative instruments
Foreign exchange contracts¹	$(1.6)	$—	$(5.1)	$—	Other income, net
Cumulative translation adjustment	—	—	(1.0)	—	Net loss from discontinued operations, net of tax
	$(1.6)	$—	$(6.1)	$—	Net of tax
Amortization of pension benefit plan items
Recognized actuarial gains[2]	0.2	0.1	0.6	0.4	Interest and financing expense, net
	$0.2	$0.1	$0.6	$0.4	Net of tax
Total reclassification for the period	$(1.4)	$0.1	$(5.5)	$0.4
______________________
1    Amount is net of tax impact of $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2025 which is recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2    Tax impact of this income for all periods was immaterial.

NOTE 9—INCOME TAXES
Income tax expense was $26.4 million on pre-tax income of $66.9 million for the three months ended September 30, 2025, as compared to income tax expense of $18.5 million on pre-tax income of $71.8 million in the comparable prior year period. The effective income tax rate for the three months ended September 30, 2025 was 39.5% compared to 25.8% in the comparable prior year period.
Income tax expense was $60.4 million on pre-tax income of $166.1 million for the nine months ended September 30, 2025, as compared to income tax expense of $48.2 million on pre-tax income of $189.5 million in the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2025 was 36.4% compared to 25.4% in the comparable prior year period.
The effective tax rate for the three and nine months ended September 30, 2025 varied from the effective tax rate in the comparable prior year period due primarily to permanent differences for which the Company has not recognized a tax benefit. The effective tax rate for the three and nine months ended September 30, 2025 varied from the U.S. statutory rate due primarily to permanent differences for which the Company has not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. tax law and contains a broad range of tax reform provisions affecting businesses. This legislation does not have a significant impact on our effective tax rate but decreases our cash tax liability for the current year.
NOTE 10—STOCK-BASED COMPENSATION
During the nine months ended September 30, 2025, the Company granted 244,808 time-based restricted stock units ("RSUs") with a weighted-average grant date fair value per share of $34.01. The fair value of the RSUs is based on the quoted market price of PRMB shares on the NYSE as of the grant date, which awards vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
Additionally, during the nine months ended September 30, 2025, the Company granted 467,155 Performance-based RSUs with a weighted-average grant date fair value per share of $52.97, which vest at the end of a three-year performance period beginning on the first day of the Company's 2025 fiscal year and ending on the last day of our 2027 fiscal year ("2025 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted and is based on the Company’s achievement total shareholder return (”TSR”)

relative to the TSR attained by companies within the Company's defined peer group for the applicable performance period (the “Performance Objective”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period.
The grant date fair value of the 2025 Performance Awards granted during the nine months ended September 30, 2025 was estimated at the grant date using the Monte-Carlo simulation model with the following weighted-average assumptions:

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
During the nine months ended September 30, 2025, the Company granted 60,939 shares of Class A common stock with an aggregate grant date fair value of approximately $2.0 million to the non-management members of its Board of Directors under the Primo Brands Corporation Equity Incentive Plan. The shares of Class A common stock were issued in consideration of the directors’ fees and were fully vested upon issuance or deferral.
NOTE 11—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.4% and 98.4% of consolidated net sales for the three and nine months ended September 30, 2025, respectively, and 97.3% and 97.3% of consolidated net sales for the three and nine months ended September 30, 2024, respectively.
Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Regional spring water	$885.6	$848.9	$2,554.8	$2,465.6
Purified water	557.5	330.9	1,617.5	935.4
Premium water	98.2	18.5	259.6	50.6
Other water	33.0	38.2	103.0	108.3
Other	191.8	68.6	575.0	195.4
Total net sales	$1,766.1	$1,305.1	$5,109.9	$3,755.3
Contract Balances
The Company does not have any material contract assets or liabilities as of September 30, 2025 and December 31, 2024.
NOTE 12—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Transaction costs include those associated with the Transaction, including subsequent costs directly related to its consummation. Other acquisition expenses include costs associated with our acquisitions, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred on business optimization, among others. In connection with the closing of the Transaction, the Board authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million to $100.0 million of aggregate charges, which are anticipated to include $47.0 million to $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases.
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Transaction costs	$—	$7.7	$6.2	$26.7
Other acquisition expenses	1.0	—	5.4	—
Other integration expenses	35.4	1.6	97.7	1.6
Total acquisition and integration expenses	36.4	9.3	109.3	28.3
Non-cash exit and disposal charges [1]	3.1	—	6.0	—
Facility closure expense [1]	3.1	—	15.7	—
Employee severance and termination related benefits	1.6	0.7	2.7	0.7
Total restructuring expenses	7.8	0.7	24.4	0.7
Total acquisition, integration and restructuring expenses	$44.2	$10.0	$133.7	$29.0
______________________
1 Includes lease related non-cash charges and lease termination costs
For the three and nine months ended September 30, 2025, integration-related costs of $44.0 million and $67.1 million were recorded within Cost of sales on the Condensed Consolidated Statements of Operations, respectively.
The following table reflects the activity related to the restructuring accrual for the period presented:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6
Charges incurred	7.4
Payments made	(12.2)
Balance as of June 30, 2025	$35.8
Charges incurred	4.7
Payments made	(13.9)
Balance as of September 30, 2025	$26.6
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
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's 3.875% Senior Notes and non-tendered Original 3.875% Senior Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.

All derivatives are carried at fair value on the Condensed Consolidated Balance Sheets in the Other non-current assets or Accruals and other current liabilities line items. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. If agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty, the Company has elected to report the fair value of its derivatives on a net basis, by counterparty.
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
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards"). Prior to completion of the Exchange Offers, as described in Note 7 - "Debt", the derivative financial instruments were utilized to hedge the foreign exchange risk associated with the Original 3.875% Senior Notes. Following completion of the Exchange Offers, such derivative financial instruments were utilized to hedge the foreign exchange risk associated with the combined €441.9 million 3.875% Senior Notes and €8.1 million non-tendered Original 3.875% Senior Notes (collectively, the "Euro Notes").
On August 6, 2025, the Company net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($527.6 million at exchange rates in effect on September 30, 2025) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other income, net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other income, net in the Condensed Consolidated Statements of

Operations. The difference between fair value changes of the excluded component and the amount amortized to Other income, net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to hedged items as of September 30, 2025 and December 31, 2024:

($ in millions)	September 30, 2025	December 31, 2024
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$527.6	$468.7
______________________
1 Carrying amount excludes the unamortized debt discounts as of September 30, 2025 and December 31, 2024.
The fair value of the Company's derivative assets and liabilities included in Other non-current assets and Accruals and other current liabilities, respectively, as of September 30, 2025 and December 31, 2024 was as follows:

($ in millions)	September 30, 2025		December 31, 2024
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	$14.7	$—	$—	$36.0
The amount of gains or (losses) recognized in Other income, net in the Condensed Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the three and nine months ended September 30, 2025 is shown in the table below:

($ in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Foreign exchange contracts
Hedged item	$(0.7)	$(58.9)
Derivative designated as hedging instrument	$0.7	$58.9
Amount reclassified from AOCI to expense (amortized)	$(2.2)	$(6.9)
The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value hedging relationships for the three and nine months ended September 30, 2025 is shown in the table below:

($ in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(4.4)	$(5.8)
______________________
1 Amount is net of tax impact of $1.5 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.
Other than the settlement of the 2024 FX Forwards described above, there were no settlements of the Company's foreign exchange contracts during the three and nine months ended September 30, 2025.
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
As of September 30, 2025, the fair value of the Company's commodity forwards were short-term liabilities of $1.2 million recorded in Accruals and other current liabilities, and long-term liabilities of $0.3 million recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

As of December 31, 2024, the fair value of the Company's commodity forwards were liabilities of $5.4 million recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets.
The change in fair value of the commodity forwards is reflected within Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.
NOTE 14—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	September 30, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	14.7	—	14.7	—
Commodity forwards	0.7	—	—	0.7
	$54.3	$14.1	$39.5	$0.7
Financial Liabilities:
Commodity forwards	$2.2	$—	$—	$2.2
	$2.2	$—	$—	$2.2

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$36.0	$—	$36.0	$—
Commodity forwards	5.4	—	—	5.4
	$41.4	$—	$36.0	$5.4
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
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.

Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	September 30, 2025		December 31, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,075.4	$3,083.1	$3,098.6	$3,121.8
6.250% Senior Notes [1]	712.8	715.5	713.0	709.4
3.875% Senior Notes [1]	509.9	519.2	459.8	459.9
4.375% Senior Notes [1]	712.7	725.7	710.0	701.2
Non-tendered Original Senior Notes	13.2	13.1	—	—
Total	$5,024.0	$5,056.6	$4,981.4	$4,992.3
______________________
1 The December 31, 2024 balances for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the Original Notes as defined in Note 7 - "Debt". The balances as of September 30, 2025 for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as described in Note 7 - "Debt".
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
NOTE 15—SEGMENT REPORTING
Primo Brands operates as a single segment. The Company has a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, regional leaders such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified brands including Primo Water® and Sparkletts®, and flavored and enhanced brands like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases.
The accounting policies of our segment have not changed from those disclosed in the Company's 2024 Annual Report.
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
The Company's Chief Executive Officer is the CODM.

Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net sales	$1,766.1	$1,305.1	$5,109.9	$3,755.3
Less:
Cost of sales, adjusted [1]	1,097.6	820.9	3,159.5	2,371.1
Marketing expense	54.9	58.5	171.6	159.9
Selling expense, adjusted [1]	121.0	86.0	344.1	247.8
General and administrative expense, adjusted [1]	88.1	75.7	322.0	236.8
Other segment expense [2]	91.4	28.7	243.9	71.1
Depreciation and amortization	163.1	77.8	437.0	227.3
Interest and financing expense, net	83.1	85.7	247.1	251.8
Loss on modification and extinguishment of debt	—	—	18.6	—
Income taxes	26.4	18.5	60.4	48.2
Segment net income from continuing operations	$40.5	$53.3	$105.7	$141.3
______________________
1    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2    Other segment expenses include acquisition, integration and restructuring costs (as disclosed in Note 12 - "Acquisition, Integration and Restructuring Expenses") and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 98.1% and 97.8% of consolidated long-lived assets as of September 30, 2025 and December 31, 2024, respectively.
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
For comparative purposes, the weighted-average shares outstanding of BlueTriton have been adjusted by an implied conversion ratio of 212.2-to-1 for the three and nine months ended September 30, 2024 to reflect the effects of the

Transaction. Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2025	2024	2025	2024
Weighted-average common stock outstanding - basic	372,318	218,618	375,429	218,618
Effects of dilutive securities:
Stock options	373	—	474	—
Performance-based RSUs	—	—	—	—
Time-based RSUs	1,338	—	1,402	—
ESPP	26	—	9	—
Weighted-average common stock outstanding - diluted	374,055	218,618	377,314	218,618
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2025	2024	2025	2024
Stock options	—	—	—	—
Performance-based RSUs [1]	—	—	—	—
Time-based RSUs	68	—	68	—
ESPP	—	—	—	—
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
As a result of rulings on multiple dispositive motions, the case has been narrowed in certain respects. Plaintiffs’ claims for injunctive relief have been dismissed. On December 30, 2024, the claims of eight Plaintiffs who are members of a class in a prior class action and subject to the Final Judgment entered in Ramsey v. Nestlé Waters N.Am., Case No. 03-CHK-817 (Ill Cir. Ct. 16th Cir. Kane Cnty.), were dismissed to the extent that they rely on purchases of Poland Spring bottled water sourced from certain spring water sources raised in Ramsey. On January 6, 2025, both Plaintiffs and BlueTriton Brands moved for reconsideration of portions of the December 30, 2024 decision, which granted in part and denied in part BlueTriton Brands’ motion for summary judgment. On June 9, 2025, the Court issued an order denying the parties’ respective motions for reconsideration.
On July 9, 2025, Plaintiffs filed their motion for class certification. On July 30, 2025, BlueTriton Brands filed its opposition to Plaintiffs’ motion for class certification and its Daubert motions to preclude the opinions of plaintiffs’ damages experts. On July 31, 2025, Plaintiffs submitted a motion for an extension of time to file their reply and oppose BlueTriton Brands' Daubert motions, which was granted on August 1, 2025. Plaintiffs filed their reply in further support of their motion for class certification and their opposition to BlueTriton Brands' Daubert motions on August 20, 2025. BlueTriton Brands filed its replies in further support of its Daubert motions on September 3, 2025.
Plaintiffs seek to certify two classes and ten derivative state subclasses separately consisting of retail customers and home and office customers.
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
Letters of Credit
As of September 30, 2025, the Company had $138.0 million of letters of credit outstanding.

Tornado Damage
During the second quarter, one of the Company's warehouses experienced damage from a tornado. During the three and nine months ended September 30, 2025, the Company incurred $4.7 million and $19.8 million, respectively, of incremental costs recorded within Cost of sales on the Condensed Consolidated Statement of Operations. During both the three and nine months ended September 30, 2025, the Company received $10.0 million of insurance proceeds related to these costs which were recorded within Cost of sales on the Condensed Consolidated Statement of Operations and included within Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows..
During the three and nine months ended September 30, 2025, the Company incurred $22.3 million and $33.8 million, respectively, of capital related costs. During the three and nine months ended September 30, 2025, the Company received $10.0 million and $20.0 million, respectively, of insurance proceeds related to these costs recorded within Other income, net on the Condensed Consolidated Statement of Operations and included within Cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE 18—RELATED PARTY TRANSACTIONS
Investors, along with their associated management of the Company, provided various advisory services. In exchange for these services, the Company paid management fees to the related parties pursuant to former management agreements with One Rock, Fairmont Holdings, LLC and certain of One Rock’s senior operating executives, no longer in effect, entered into at the time of the Nestlé Acquisition (the "Former Management Agreements"). Additionally, the Company has supply agreements with related parties.
For the three and nine months ended September 30, 2025, the Company recorded expenses associated with management fees and associated costs under the Former Management Agreements totaling nil. For the three and nine months ended September 30, 2024, the Company recorded expenses associated with management fees and associated costs under the Former Management Agreements totaling $4.5 million and $18.6 million, respectively, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2025, the Company purchased $11.2 million and $28.3 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of September 30, 2025 and December 31, 2024, the Company recorded an associated payable of $1.9 million and $2.1 million, respectively, related to the unpaid portion of these purchases.
For the three and nine months ended September 30, 2025, the Company recorded expense associated with a related party of $0.3 million and $0.8 million, respectively, for consultancy services which were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company recorded an associated accrued expense of nil and $0.2 million, respectively, which is included in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets.
Substantially concurrently with the March Offering and May Offering, the Company completed the share repurchases as detailed in Note 8 - "Stockholders' Equity".
NOTE 19—SUBSEQUENT EVENTS
On November 5, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, payable in cash on December 5, 2025 to stockholders of record at the close of business on November 25, 2025.
Subsequent to September 30, 2025, the Company completed the sale of the portion of its Eden Springs Netherlands B.V. business located in Israel for net consideration of ILS 138.0 million (approximately $42.0 million). The Company is currently assessing the impact of the transaction on its Consolidated Financial Statements. Following completion of the sale, the Company no longer has operations outside of North America.
Subsequent to September 30, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal. The Company is currently assessing the impact of the transaction on its Consolidated Financial Statements.

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
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at approximately 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
Basis of Presentation - BlueTriton - Primo Water Transaction
On November 8, 2024, Primo Brands consummated the Transaction which was accounted for as a business combination in which BlueTriton was the accounting acquirer. Accordingly, assets acquired and liabilities assumed were measured at their acquisition date fair values as of November 8, 2024. Our consolidated results of operations include the results of Primo Water for the three and nine months ended September 30, 2025, but not for the three and nine months ended September 30, 2024.
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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net income from continuing operations	$40.5	$53.3	$105.7	$141.3
Interest and financing expense, net	83.1	85.7	247.1	251.8
Provision for income taxes	26.4	18.5	60.4	48.2
Depreciation and amortization	163.1	77.8	437.0	227.3
EBITDA	$313.1	$235.3	$850.2	$668.6
Acquisition, integration and restructuring expenses[1]	88.2	10.0	200.8	29.0
Stock-based compensation costs	11.9	0.3	36.8	0.9
Unrealized loss on foreign exchange and commodity forwards, net	1.7	8.8	1.7	6.1
Loss on disposal of property, plant and equipment, net	5.0	2.1	8.4	3.8
Loss on modification and extinguishment of debt	—	—	18.6	—
Management fees	—	4.5	—	18.6
Purchase accounting adjustments	—	—	1.2	—
Other adjustments, net	(15.4)	3.1	(5.0)	12.8
Adjusted EBITDA	$404.5	$264.1	$1,112.7	$739.8
______________________
1 Amounts include labor related costs.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$1,766.1	100.0%	$1,305.1	100.0%	$461.0	35.3%
Cost of sales	1,237.9	70.1%	888.9	68.1%	349.0	39.3%
Gross profit	528.2	29.9%	416.2	31.9%	112.0	26.9%
Selling, general and administrative expenses	343.0	19.4%	239.7	18.4%	103.3	43.1%
Acquisition, integration and restructuring expenses	44.2	2.5%	10.0	0.8%	34.2	342.0%
Other operating (income) expense, net	(5.4)	(0.3)%	9.0	0.7%	(14.4)	(160.0)%
Operating income	146.4	8.3%	157.5	12.1%	(11.1)	(7.0)%
Other income, net	(3.6)	(0.2)%	—	—%	(3.6)	100%
Interest and financing expense, net	83.1	4.7%	85.7	6.6%	(2.6)	(3.0)%
Income from continuing operations before income taxes	66.9	3.8%	71.8	5.5%	(4.9)	(6.8)%
Provision for income taxes	26.4	1.5%	18.5	1.4%	7.9	42.7%
Net income from continuing operations	$40.5	2.3%	$53.3	4.1%	$(12.8)	(24.0)%
The following table sets forth our consolidated Net sales by water type:

	Three Months Ended September 30,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$885.6	$848.9	$36.7	4.3%
Purified water	557.5	330.9	226.6	68.5%
Premium water	98.2	18.5	79.7	430.8%
Other water	33.0	38.2	(5.2)	(13.6)%
Other	191.8	68.6	123.2	179.6%
Total Net sales	$1,766.1	$1,305.1	$461.0	35.3%
Net Sales
During the three months ended September 30, 2025, net sales were $1,766.1 million, an increase of $461.0 million, or 35.3%, as compared to the three months ended September 30, 2024, primarily related to $462.6 million of net sales attributable to Primo Water as a result of the Transaction and to a lesser extent, $19.0 million attributable to BlueTriton Brands due primarily to increased volumes, partially offset by $23.2 million in volumes attributable to nonrecurring sales from 2024 as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended September 30, 2025, cost of sales was $1,237.9 million, an increase of $349.0 million, or 39.3%, as compared to the three months ended September 30, 2024. The increase in costs is primarily driven by $348.3 million of cost of sales attributable to Primo Water as a result of the Transaction.
Gross Profit and Gross Margin
During the three months ended September 30, 2025, gross profit was $528.2 million, an increase of $112.0 million, or 26.9%, as compared to the three months ended September 30, 2024, and gross margin as a percentage of net sales was 29.9%, as compared to 31.9% during the three months ended September 30, 2024. This change was primarily driven by $114.3 million of gross profit attributable to Primo Water as a result of the Transaction.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the three months ended September 30, 2025, selling, general and administrative expenses were $343.0 million, an increase of $103.3 million, or 43.1%, as compared to the three months ended September 30, 2024, primarily due to $118.5 million of costs attributable to Primo Water as a result of the Transaction, partially offset by $4.5 million of nonrecurring management fees incurred in the prior year quarter.
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
During the three months ended September 30, 2025, acquisition, integration and restructuring expenses were $44.2 million, an increase of $34.2 million, as compared to three months ended September 30, 2024, primarily due to costs related to the Transaction, consisting primarily of consulting fees, employee related costs and IT optimization costs, incurred during the three months ended September 30, 2025.
Other Operating (Income) Expense, Net
Other operating (income) expense, net, includes primarily foreign exchange, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the three months ended September 30, 2025, Other operating income, net was $5.4 million, compared to expense of $9.0 million during the three months ended September 30, 2024. This change is primarily due to an unrealized loss on commodity forwards of $9.0 million in the prior year quarter.
Other Income, Net
Other income, net during the three months ended September 30, 2025 was $3.6 million, compared to nil during the three months ended September 30, 2024. This change is primarily related to insurance proceeds of $10.0 million received in the current quarter period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended September 30, 2025, interest and financing expense, net, was $83.1 million, a decrease of $2.6 million, or 3.0%, as compared to the three months ended September 30, 2024, primarily relating to a lower effective interest rate on the Term Loans (as defined herein) and no outstanding revolving debt during the three months ended September 30, 2025, substantially offset by an increase of $17.9 million of interest and financing expense related to the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Refinancing Transactions (as defined below).
Provision for Income Tax
During the three months ended September 30, 2025, income tax expense was $26.4 million compared to $18.5 million during the three months ended September 30, 2024. The effective tax rate was 39.5% in the three months ended September 30, 2025, compared to 25.8% in the three months ended September 30, 2024.
The effective tax rate for the three months ended September 30, 2025 increased from the effective tax rate from the three months ended September 30, 2024 due primarily to permanent differences for which we have not received a tax benefit. The effective tax rate for the three months ended September 30, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$5,109.9	100.0%	$3,755.3	100.0%	$1,354.6	36.1%
Cost of sales	3,519.8	68.9%	2,563.8	68.3%	956.0	37.3%
Gross profit	1,590.1	31.1%	1,191.5	31.7%	398.6	33.5%
Selling, general and administrative expenses	1,049.4	20.5%	714.7	19.0%	334.7	46.8%
Acquisition, integration and restructuring expenses	133.7	2.6%	29.0	0.8%	104.7	361.0%
Other operating (income) expense, net	(5.4)	(0.1)%	6.5	0.2%	(11.9)	(183.1)%
Operating income	412.4	8.1%	441.3	11.8%	(28.9)	(6.5)%
Other income, net	(19.4)	(0.4)%	—	—%	(19.4)	100%
Loss on modification and extinguishment of debt	18.6	0.4%	—	—%	18.6	100%
Interest and financing expense, net	247.1	4.8%	251.8	6.7%	(4.7)	(1.9)%
Income from continuing operations before income taxes	166.1	3.3%	189.5	5.0%	(23.4)	(12.3)%
Provision for income taxes	60.4	1.2%	48.2	1.3%	12.2	25.3%
Net income from continuing operations	$105.7	2.1%	$141.3	3.8%	$(35.6)	(25.2)%
The following table sets forth our consolidated Net sales by water type:

	Nine Months Ended September 30,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$2,554.8	$2,465.6	$89.2	3.6%
Purified water	1,617.5	935.4	682.1	72.9%
Premium water	259.6	50.6	209.0	413.0%
Other water	103.0	108.3	(5.3)	(4.9)%
Other	575.0	195.4	379.6	194.3%
Total Net sales	$5,109.9	$3,755.3	$1,354.6	36.1%
Net Sales
During the nine months ended September 30, 2025, net sales were $5,109.9 million, an increase of $1,354.6 million, or 36.1%, as compared to the nine months ended September 30, 2024, primarily related to $1,381.9 million of net sales attributable to Primo Water as a result of the Transaction and to a lesser extent, $37.8 million attributable to BlueTriton Brands due primarily to increased volumes, partially offset by $65.1 million in volumes attributable to nonrecurring sales as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Cost of Sales
During the nine months ended September 30, 2025, cost of sales was $3,519.8 million, an increase of $956.0 million, or 37.3%, as compared to the nine months ended September 30, 2024. The increase in costs is primarily driven by $975.1 million of cost of sales attributable to Primo Water as a result of the Transaction.
Gross Profit and Gross Margin
During the nine months ended September 30, 2025, gross profit was $1,590.1 million, an increase of $398.6 million, or 33.5%, as compared to the nine months ended September 30, 2024, and gross margin as a percentage of net sales was 31.1%, as compared to 31.7% during the nine months ended September 30, 2024, primarily driven by $406.8 million of gross profit attributable to Primo Water as a result of the Transaction.
Selling, General and Administrative Expenses
During the nine months ended September 30, 2025, selling, general and administrative expenses were $1,049.4 million, an increase of $334.7 million, or 46.8%, as compared to the nine months ended September 30, 2024, primarily due to $363.3 million of costs attributable to Primo Water as a result of the Transaction, partially offset by $18.6 million of nonrecurring management fees incurred in the prior year period.
Acquisition, Integration and Restructuring Expenses
During the nine months ended September 30, 2025, acquisition, integration and restructuring expenses were $133.7 million, an increase of $104.7 million, as compared to the nine months ended September 30, 2024, primarily due to costs related to the Transaction, consisting primarily of consulting fees, employee related costs and IT optimization costs, incurred during the nine months ended September 30, 2025.
Other Operating (Income) Expense, Net
During the nine months ended September 30, 2025, other operating income, net was $5.4 million, compared to other operating expense, net during the nine months ended September 30, 2024 of $6.5 million. This change is primarily due to unrealized losses on commodity forwards of $5.8 million in the prior year period, as well as unrealized foreign exchange losses of $0.7 million in the prior year period.
Other Income, Net
During the nine months ended September 30, 2025, other income, net was $19.4 million, compared to nil during the nine months ended September 30, 2024. This change is primarily related to insurance proceeds of $20.0 million received in the current year period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Loss on Modification and Extinguishment of Debt
During the nine months ended September 30, 2025, we consummated the Refinancing Transactions to simplify our capital structure, streamline our reporting and compliance requirements and reduce the overall cost of our borrowings. As a result of these transactions, we recorded charges totaling $18.6 million during the nine months ended September 30, 2025.
Interest and Financing Expense, Net
During the nine months ended September 30, 2025, interest and financing expense, net, was $247.1 million, a decrease of $4.7 million, or 1.9%, as compared to the nine months ended September 30, 2024, primarily due to a lower effective interest rate on the Term Loans (as defined below), no outstanding revolving debt during the nine months ended September 30, 2025, substantially offset by an increase of $47.5 million of interest and financing expense related to the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as part of the Refinancing Transactions.
Provision for Income Taxes
Income tax expense was $60.4 million for the nine months ended September 30, 2025 compared to $48.2 million for the nine months ended September 30, 2024. The effective tax rate was 36.4% for the nine months ended September 30, 2025 compared to 25.4% for the nine months ended September 30, 2024.
The effective tax rate for the nine months ended September 30, 2025 increased from the effective tax rate for the nine months ended September 30, 2024 due primarily to permanent differences for which we have not recognized a tax benefit. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
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
As of September 30, 2025, we had $422.7 million of cash on hand (of which $0.2 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding the $138.0 million of letters of credit outstanding) under the Revolving Credit Facility (defined below). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
Subsequent to September 30, 2025, the Company completed the sale of the portion of its Eden Springs Netherlands B.V. business located in Israel for net consideration of ILS 138.0 million (approximately $42.0 million at exchange rates on October 22, 2025).
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
Substantially concurrently with the Exchange Offers, we (i) repaid all amounts outstanding, and terminated commitments, under the asset based lending revolving credit agreement ("ABL Credit Facility") among Triton Water Holdings and Triton

Water Intermediate, Inc. ("Intermediate Holdings") and the lenders thereto entered into on March 31, 2021 which provided for up to $350 million of revolving loan commitments, (ii) repaid all amounts outstanding, and terminated commitments, under Primo Water's prior revolving credit facility (the "Original Revolving Credit Facility"), and (iii) entered into an amendment, which amended the credit agreement governing the Term Loans to, among other things, (x) reprice the Term Loans and to make related changes to effect such repricing, and (y) provide for a new revolving credit facility (the “Revolving Credit Facility,” and the transactions referred to in clauses (i) through (iii), the “Credit Facilities Transactions,” and, the Credit Facilities Transactions, together with the Exchange Offers, collectively, the “Refinancing Transactions”).
Debt
The following table summarizes our total debt in the Condensed Consolidated Balance Sheets as of the periods presented:

($ in millions)	September 30, 2025	December 31, 2024
Term Loans	$3,075.4	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	509.9	459.8
4.375% Senior Notes [1,2]	712.7	710.0
Revolving Credit Facility	—	—
Finance leases	112.0	100.2
Other	20.7	11.4
Unamortized debt costs and discounts	(56.6)	(64.9)
Total debt	$5,086.9	$5,028.1
Less: current portion of long term debt	71.0	64.5
Long-term debt, less current portion	$5,015.9	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the original unsecured notes as defined below. The September 30, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the exchanged secured notes as described below. The September 30, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $8.2 million and $33.8 million, respectively, as of September 30, 2025. Refer to the sections below for additional details related to the discounts. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
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
Term Loans
Triton Water Holdings and Intermediate Holdings, both wholly owned subsidiaries of the Company, entered into a Term Loan Agreement (as subsequently amended, the “Amended Credit Agreement” and such term loans thereunder, the “Term Loans”) on March 31, 2021 with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, under which the Company borrowed initial Term Loans in an aggregate principal amount of $2,550.0 million with a maturity date of March 31, 2028.
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
As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $43.6 million and $54.4 million, respectively.
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
Covenant Compliance
Our Amended Credit Agreement contains customary covenants that include, among other things, restrictions on our ability and the ability of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions). We were in compliance with these financial covenants as of September 30, 2025.
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
Covenant Compliance
The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter. We were in compliance with the applicable covenants as of September 30, 2025.
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
The New Secured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the New Secured Notes will be released, during any period when the New Secured Notes have an investment grade rating. We were in compliance with the applicable covenants as of September 30, 2025.
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
The 6.250% Senior Notes are guaranteed by the Guarantors. The 6.250% Senior Notes and related guarantees are the Issuers’ and Guarantors’ senior unsecured obligations. The New Unsecured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the New Secured Indenture will not be applicable, and the guarantees of the 6.250% Senior Notes will be released, during any period when the 6.250% Senior Notes have an investment grade rating. We were in compliance with the applicable covenants as of September 30, 2025.
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
As of September 30, 2025, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Positive
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contracts
As part of the Transaction, we acquired foreign exchange forward contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards"). Prior to completion of the Exchange Offers, as described in Note 7 - "Debt", the derivative financial instruments were utilized to hedge the foreign exchange risk associated with the Original 3.875% Senior Notes. Following completion of the Exchange Offers, such derivative financial instruments were utilized to hedge the foreign exchange risk associated with the combined €441.9 million 3.875% Senior Notes and €8.1 million non-tendered Original 3.875% Senior Notes (collectively, the "Euro Notes").
On August 6, 2025, we net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($527.6 million at exchange rates in effect on September 30, 2025) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
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
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital.
During the three and nine months ended September 30, 2025, we repurchased 3,011,204 shares of our Class A common stock for an aggregate purchase price of approximately $73.2 million through open market transactions under the Share Repurchase Program.
Repurchased shares were subsequently retired. Please refer to the table in Part II, Item 2 of this Quarterly Report on Form 10-Q.
We are unable to predict the number of shares of Class A common stock that ultimately will be repurchased under the current Share Repurchase Program, or the aggregate dollar amount of shares of Class A common stock to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
During the three months ended September 30, 2025, 98,860 shares were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report.
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
On November 5, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A common stock, payable in cash on December 5, 2025 to stockholders of record at the close of business on November 25, 2025.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net cash provided by operating activities of continuing operations	$283.4	$261.6	$477.2	$370.1
Net cash used in investing activities of continuing operations	(144.1)	(41.1)	(217.9)	(130.4)
Net cash used in financing activities of continuing operations	(128.2)	(62.0)	(463.0)	(109.7)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	6.5	—	8.8	—
Net cash used in investing activities from discontinued operations	(0.5)	—	(1.8)	—
Net cash used in by financing activities from discontinued operations	(5.3)	—	(1.9)	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.6)	0.1	1.5	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11.2	$158.6	$(197.1)	$129.7
Cash and cash equivalents and restricted cash, beginning of period	412.4	18.1	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$423.6	$176.7	$423.6	$176.7
Cash and cash equivalents and restricted cash of discontinued operations, end of period	0.9	—	0.9	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$422.7	$176.7	$422.7	$176.7
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net cash provided by operating activities of continuing operations was $477.2 million for the nine months ended September 30, 2025 as compared to $370.1 million for the nine months ended September 30, 2024. The $107.1 million increase was due primarily to improved earnings, excluding non-cash charges partially offset by an increase in cash used for trade payables and accrued liabilities of $82.4 million and Trade receivables of $71.7 million.
Net cash used in investing activities of continuing operations was $217.9 million for the nine months ended September 30, 2025, compared to $130.4 million for the nine months ended September 30, 2024. The increase of $87.5 million is primarily due to increased capital expenditures, partially offset by $56.9 million of proceeds received from the sale of the production facility in Ontario, Canada and assets sold related to our coffee business.
Net cash used in financing activities of continuing operations for the nine months ended September 30, 2025 was $463.0 million, compared to $109.7 million for the nine months ended September 30, 2024. The $353.3 million increase was due primarily to Class A common stock repurchased and cancelled of $296.8 million and the payment of dividends to holders of our Class A common stock of $113.2 million in the current year as well as the addition of the $400 million 2024 Incremental Term Loan in March 2024 and $25.0 million in borrowings not recurring in the current year, partially offset by the dividend to the Sponsor Stockholder of $382.7 million and repayments of borrowings of $115.0 million in the prior year not recurring in the current year.
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
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2024 Annual Report. As of September 30, 2025, we have no material changes to this information, other than with respect to our hedging activities as described above in Part I, Item 2 under the heading “Foreign Exchange Forward Contracts.”

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
Other than with respect to the ongoing integration efforts following the Transaction, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We source some of our goods from countries impacted by the tariff programs announced by the U.S. federal government in 2025. If enforced, these tariffs could have an adverse effect on our business and financial results during the 2025 fiscal year and possibly beyond. We have reviewed our supply chain and business and, based on information currently available, we believe these tariffs could result in higher costs of materials used for packaging, certain ingredients and certain equipment which are currently sourced from countries impacted by the tariff programs. We continue to closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate the potential negative impacts but there is no guarantee that these efforts will be effective.
We are no longer considered a “controlled company” within the meaning of the NYSE listing requirements. However, even though we are no longer a “controlled company,” we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
We are no longer considered a “controlled company” for the purposes of the NYSE. However, even though we are no longer a “controlled company,” we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
For example, we are not subject to certain corporate governance requirements, including that a majority of our Board consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not required to have a Nominating and Corporate Governance Committee or Compensation Committee that is composed entirely of independent directors. We intend to rely on certain of these independence exemptions throughout the one-year transition period. Accordingly, during the transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
Many of the tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing tax laws, or future changes to enacted tax laws, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. The One Big Beautiful Bill Act, enacted on July 4, 2025, has significantly changed the U.S. tax landscape. The initial impact of these changes does not have a significant impact on our effective tax rate but does decrease our cash tax liability for the current year. The long-term effects on the results of operations and cash flows remain uncertain and could be material. We cannot predict whether the United States or a foreign jurisdiction will enact new tax legislation or issue new regulatory guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

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
In the March Offering, the Sponsor Stockholder, and in the May Offering, both the Sponsor Stockholder and Triton Water Equity Holdings, paid any underwriting fees, discounts, and selling commissions incurred by such holder in disposing of its shares of Class A common stock, and we bore all other costs, fees, and expenses incurred in effecting the registration of such securities covered by this prospectus, including, without limitation, all registration and filing fees, NYSE listing fees, and fees and expenses of our counsel and our independent registered public accountants. From March 7, 2025 through September 30, 2025, third party fees incurred by the Company associated with the 2025 Offerings were approximately $0.8 million.
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital. During the three months ended September 30, 2025 we repurchased 3,011,204 shares of our Class A common stock for an aggregate purchase price of approximately $73.2 million through open market transactions under the repurchase plan.

Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended September 30, 2025 is provided below:

	Total Number of Class A Common Stock Purchased	Average Price Paid per Common Share [1]	Total Number of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (in thousands) [2]
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	2,462,512	$24.42	2,454,227	$190,071,954
September 1, 2025 - September 30, 2025	556,977	$23.75	556,977	$176,842,674
Total	3,019,489
1 The average price per share of common stock repurchased under the Share Repurchase Program does not include commissions paid to brokers.
2 Our Class A common stock repurchases are made through open market transactions pursuant to the Share Repurchase Program, publicly announced on August 7, 2025, to repurchase up to $250.0 million of our Class A common stock. The Share Repurchase Program will expire when all of the available allotted funds under the Share Repurchase Program are depleted.
Tax Withholding
During the three months ended September 30, 2025, we withheld 98,860 shares of Class A common stock, at an average price of $26.94 per share, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
Unregistered Sales of Equity Securities
We did not issue any equity securities that were not registered under the Securities Act during the period covered by this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During three months ended September 30, 2025, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
10.1 (1)(2)	Separation Agreement with Marni Poe, dated August 14, 2025.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
______________________
1    Schedules and exhibits or other portions of this exhibit have been omitted pursuant to Item 601(a) or 601(b) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Indicates a management contract or compensatory plan.

*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMO BRANDS CORPORATION

November 6, 2025	By:	/s/ David Hass
	Name:	David Hass
	Title	Chief Financial Officer
(On behalf of the Company)

November 6, 2025	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title	Chief Accounting Officer
(Principal Accounting Officer)