Form 10-K
period 2025-12-31
Primo Brands Corp
filed 2026-02-27
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (based on the closing sale price of $29.62 for the registrant’s Class A common stock as reported on the New York Stock Exchange on June 30, 2025) was approximately $7,515.3 million.
The number of shares of the registrant’s Class A common stock outstanding as of February 24, 2026 was 363,328,964.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2025, are incorporated by reference in Part III. Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined below), growth opportunities, integration efforts, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, the outcome of pending litigation, contract negotiations, capital resources, payment of dividends, liquidity and effects of recent federal legislation.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits and appendices to this Form 10-K with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events or otherwise.
The trademarks and service marks that we own or have the right to use include, among others, Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, The Mountain Valley®, Ozarka®, Primo Water™, Saratoga®, Sparkletts®, Zephyrhills®, AC+ION®, and Splash Refresher™. Solely for convenience, in some cases, the trademarks, service marks, and trade names referred to in this Form 10-K are listed without the applicable ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, and trade names.

PART I

ITEM 1.	BUSINESS
Our Company
When used in this report, the terms “the Company,” “our Company,” “Primo Brands,” “we,” “us,” or “our” refers to Primo Brands Corporation, together with its consolidated subsidiaries, for periods following the Transaction (as defined below) and to Triton Water Parent, Inc. and its consolidated subsidiaries (collectively, “BlueTriton”) and/or Primo Water Corporation and its consolidated subsidiaries (collectively, “Primo Water”) for periods prior to the Transaction.
Primo Brands is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points and consumer occasions, distributed in every U.S. state and Canada. We were organized as a Delaware corporation in 2024, initially under the name Triton US HoldCo, Inc. On November 8, 2024, Triton US HoldCo, Inc. completed a series of merger transactions involving BlueTriton and Primo Water, pursuant to which Primo Water and BlueTriton became wholly owned subsidiaries of Triton US Holdco, Inc. (including all related transactions, the “Transaction”). Triton US Holdco, Inc. was subsequently renamed Primo Brands Corporation. The Company became the successor issuer to Primo Water pursuant to Rule 12g-3(a) under the Exchange Act. Pursuant to Rule 12g-3(e) under the Exchange Act, our Class A common stock, par value $0.01 per share (the "Class A common stock") was deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the related rules and regulations. On November 11, 2024, the Company’s Class A common stock began regular-way trading on the New York Stock Exchange ("NYSE") under the ticker symbol “PRMB”.
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home, such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at over 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
Prior to the Transaction, Primo Water divested a portion of its European business and our remaining international businesses at the time of the Transaction included Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses"). On November 25, 2024, we sold our interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses. On April 11, 2025, we sold our interests in the Eden Springs Netherlands B.V. business located in the United Kingdom and, on October 23, 2025, we sold our interests in the Eden Springs Netherlands B.V. business located in Israel. Following completion of these sales, we no longer have operations outside of North America. Results attributable to the Remaining International Businesses are collectively presented herein as discontinued operations in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Unless otherwise noted, discussion within Part I and Part II relates to continuing operations.
Our Operations
We operate within the large and growing U.S. beverage industry, a $150+ billion market based on 2025 retail sales. The beverage industry encompasses a broad range of non-alcoholic beverage categories such as bottled water, soft drinks, energy drinks, juices, ready-to-drink coffee and tea, sports drinks, sparkling juices, coconut water, plant-based water, ciders, smoothies and kombucha. As consumer preferences increasingly shift toward healthier, sustainable and functional options, the beverage industry is undergoing significant transformation and growth.
Within this evolving landscape, we serve the attractive bottled water sub-category of beverage, one of the largest and responsibly growing categories. In 2025, the U.S. bottled water market, which includes still water, sparkling water and seltzer water, generated $30 billion in retail sales. Bottled water has continued to be the beverage of choice in the U.S., ranking as the number one beverage by volume for nine consecutive years.
We distribute conveniently packaged branded beverages to retail outlets and provide bottled water solutions and water filtration services through direct-to-consumer offerings in North America. Our products consist primarily of premium spring and sparkling water, purified water, self-service refill drinking water, flavored and enhanced beverages, water dispensers, and filtration equipment.
Competitive Strengths
Portfolio of Iconic, Industry-Leading Brands with Leading Direct-To-Consumer Capabilities
We believe Primo Brands is uniquely positioned as a leader in the healthy hydration category, driven by the strength of our iconic brands with rich heritage. Our portfolio, led by established billion-dollar brands, Poland Spring® and Pure Life®, also includes our premium brands, Saratoga and The Mountain Valley® and other nationally recognized regional spring and purified brands. We maintain a diverse portfolio that serves multiple consumer usage occasions across a wide spectrum of formats and price points. With our expanding scale and resources, we are accelerating the growth of other brands within our portfolio and leveraging our nationwide footprint.
We are the category leader in U.S. bottled water, holding the number one market share in the retail channel, supported by our nationally recognized, fast-growing brands. A majority of our core brands have demonstrated strong, volume-driven growth in recent years.
Scaled National Footprint with Differentiated Distribution Infrastructure
We believe our differentiated, vertically integrated distribution network spanning coast-to-coast provides us with benefits that are difficult to replicate, including lower cost to serve and increased control over our supply chain and product quality. We also believe that our scaled national platform and go-to-market strategy amplify our brand reach and circular packaging strategy. Our distribution network spans multiple channels, formats and geographies, including every U.S. state and Canada, providing us with exceptional consumer access across North America. Our world-class operational capabilities are supported by an extensive infrastructure that includes more than 50 production facilities, more than 200 depots, and a robust returnable packaging operation. In addition, our direct-to-consumer network is underpinned by a delivery fleet of approximately 4,800 vehicles. We have more than 80 spring water sources in our portfolio located across North America. Redundancy across multiple spring sources reduces supply risk by avoiding dependency on a single supply point. To preserve this long-term flexibility, we continually identify, evaluate and permit additional springs so that redundancy remains central to our water security strategy. This strategy strengthens our profitability and helps us further support our sustainability and water stewardship efforts. Of the more than 80 spring water sources in our portfolio located across the U.S. and Canada, 36 sites are Company-owned while the remaining are utilized through a variety of contracts. The bulk of the Company’s spring sources are located in Maine, Pennsylvania, California, Florida, and Texas.
In recent years, we have implemented several initiatives, such as active SKU management processes, to drive operational efficiencies across our manufacturing and distribution network. Our differentiated logistics model enables us to deliver water efficiently from the spring source directly to customers, supporting reliability and quality. The optimization of our complete footprint across our manufacturing locations, routes and branches remains in focus.
Complete Offering Across Products, Formats and Channels to Serve Multiple Occasions and Price Points
Primo Brands combines its iconic brand portfolio with a scaled national platform to provide consumers with healthy hydration whenever and wherever they hydrate. Primo Brands’ diversified, omni-channel business model offers exceptional access to its consumers and a differentiated ability to serve multiple consumer usage occasions and price points. Our broad and vertically integrated manufacturing and distribution footprint across North America supports strong recurring revenues from our Direct Delivery, Exchange, Refill and Filtration offerings.
Our strong retail and direct-to-consumer footprint creates a multiplier effect, enabling us to serve many usage occasions and fulfill the growing demand for consumers’ desire for convenience and sustainability. Our product portfolio spans across all dayparts, providing customers with healthy hydration at-home, at-work and on-the-go. We continuously invest in brand innovation, as well as our circular packaging infrastructure (delivery, exchange, refill and filtration service), call centers and technology capabilities to ensure that we remain a go-to provider of healthy hydration solutions across products, formats, channels and price points.

Industry-Leading, Focused Sustainability Initiatives
We are at the forefront of reusable and circular packaging, helping to reduce waste through our reusable, multi-serve bottles and innovative brand packaging portfolio that incorporates recycled plastic, aluminum and glass. We responsibly source from numerous springs and actively manage water resources for long-term sustainability. We also help conserve over 28,000 acres of land across the US and Canada. We are proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation and regulatory standards for consumer protection. We believe in fostering a respectful culture that values our associates and key stakeholders, and we are invested in the sustainability of our hydration solutions, our communities, our packaging and our water sources for generations to come. We also support North American communities in times of need, providing support and resources to combat local and regional hydration quality issues and other local community challenges.
Attractive Financial Profile
Primo Brands brings together two strong businesses with track records of financial success across economic cycles. Our consistent and relatively predictable net sales growth is complemented by our strong profitability. Primo Brands remains committed to long-term value creation for all stakeholders by executing against our synergy plans, deleveraging over the medium-term and deploying efficient capital spending to support our growth plans.
Entrepreneurial, Execution-Driven Management Team and Board of Directors
We are led by a highly entrepreneurial, results-oriented and motivated Board of Directors and executive management team that aims to foster a positive and rewarding work environment for Primo Brands’ associates. Our culture encourages high-performance and operational excellence. Our Board of Directors, led by Executive Chairman and Chief Executive Officer ("CEO") Eric Foss, and our senior management team, are comprised of industry and operational experts with decades of collective experience, supported by a talent base of more than 12,000 associates across the U.S. and Canada.
Financial Information about our Segment
Our net sales in the U.S. and Canada accounted for 98.5% and 1.5%, respectively, of our total net sales for the year ended December 31, 2025.
For financial information about our reportable segment, see Note 21 - “Segment Reporting” and Note 17 - “Revenue Recognition” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K ("Annual Report").
Ingredient and Packaging Supplies
We have more than 80 spring water sources in our portfolio located across the US and Canada, and over 28,000 acres of land which we help conserve. Our extensive spring network has enabled us to develop and offer more locally branded products that are sourced directly from the regions in which they are sold, representing an important value proposition to our end consumers and helping to reduce our environmental impact. We are a leading branded beverage company whose brands own a material amount of spring assets, which strengthens our ability to supply our products and helps us further support our sustainability and water stewardship efforts.
Of the more than 80 spring water sources in our portfolio located across the US and Canada, 36 sites are Company-owned while the remaining are utilized through a variety of contracts. Redundancy across multiple spring sources reduces supply risk by avoiding dependency on a single supply point. To preserve this long-term flexibility, we continually identify, evaluate and permit additional springs so that redundancy remains central to our water security strategy. The bulk of our spring sources are located in Maine, Pennsylvania, California, Florida, and Texas.
In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) resin, glass, aluminum, high-density polyethylene (“HDPE”) and low-density polyethylene (“LDPE”). The cost of these raw materials can fluctuate substantially over time. We have implemented a number of risk mitigation programs in order to reduce the risk of commodity fluctuations in key areas such as energy surcharges tied to certain energy indexes within North America. One of our core bottled water offerings utilizes a reusable bottle, which enables the overall cost of service to be distributed across multiple recurring deliveries to our customer base. We utilize a refill, reuse and recycle concept with our three gallon and five gallon bottled water packaging. Where we have not established a risk mitigation program, it is often necessary to recover the increased cost of materials through price increases, which we have historically had success in implementing in order to reduce our overall exposure to rising ingredient and packaging costs.
Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as resin in the case of PET, HDPE and LDPE. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.
Resin for PET, HDPE, LDPE and fuel are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases, those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.
Intellectual Property
Our intellectual property, particularly the trademarks we use in connection with the water and beverage products that we sell, is important to our business and our marketing efforts because brand recognition is one of the key factors that differentiates our products from those of our competitors. The success of our business depends in part on our ability to use our trademarks, including our name and logos, to increase brand awareness and further develop our brand's reputation in the market. Protection of our proprietary processes, methods, compounds, and other technologies is also important to our business and enables us to distinguish our products from those of our competitors. To protect our intellectual property assets and proprietary rights, we rely on patent, trade secret, copyright, and trademark laws, as well as contractual provisions included in our agreements with employees, independent contractors and other third parties who may have access to our intellectual property and confidential information. We also rely on common law and statutory protections afforded to trademarks, trade secrets, and proprietary “know-how.” We closely monitor the unauthorized, improper, or illegal use of our trademarks and vigorously challenge any third party that infringes upon our trademark rights, through available legal remedies.
We own the major trademarks that are used to identify, market, and sell our water and beverage products. From time to time we use third-party trademarks with the permission of these third parties. In the United States, we own the federal trademark registrations for our major brands, including Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, The Mountain Valley®, Ozarka®, Primo WaterTM, Saratoga®, Sparkletts®, Zephyrhills®, Ac+ion®, and Splash RefresherTM. We have filed and will continue to file trademark applications to register new trademarks, logos, slogans, and taglines that we believe add value to our business and brands. We maintain all registrations for the trademarks that are material to the operation of our business.
Our pool of proprietary information, consisting of manufacturing know-how, trade secrets, and copyrights relating to the design and operation of our facilities and systems, is particularly important and valuable. Accordingly, we seek to protect this proprietary information through all legal means practicable including by protecting certain information as a trade secret.
However, monitoring the unauthorized use of our intellectual property is difficult and costly, and the steps we have taken may not prevent all unauthorized use by others. See Item 1A. “Risk Factors — Risks Related to Our Business, Operations, and Growth Strategies — Our success depends, in part, on our intellectual property, which we may be unable to maintain and protect.”
Customers
Our customers include many large national and retail grocery, mass-merchandise, drugstore, wholesale, and convenience store chains across the United States and Canada. We also sell our spring and purified water brands, as well as our water filtration services directly to commercial and residential customers via our Direct Delivery offering. As of, and for the year ended, December 31, 2025, we have one customer who makes up approximately 20% of Trade receivables, net of allowance for expected credit losses and 21% of Net sales.
Changes to the retail landscape, including increased consolidation of retail ownership, the continued growth of sales through e-commerce websites and mobile commerce applications, including through subscription services and other direct-to-consumer businesses, the integration of physical and digital operations among retailers and the current economic environment continue to increase the importance of major customers to our business.
Furthermore, the rise of e-commerce and digital platforms has transformed how consumers discover and purchase beverages, with subscription models, direct-to-consumer channels, and online grocery services driving convenience and fostering deeper brand engagement in the bottled water category. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends.
Suppliers and Distribution
In addition to water, the principal raw materials required to produce our products include PET resin, glass, aluminum, HDPE and LDPE. Some raw materials and supplies, including packaging materials, such as rPET, may be available from only a limited number of suppliers or a sole supplier, or may be in short supply when seasonal demand is at its peak. Therefore, we rely upon our ongoing relationships with key suppliers to support our operations. We typically enter into multi-year contracts with our key suppliers, meaning our suppliers are obligated to continue to supply us with materials for multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply. We believe that, as a result of the Transaction, our increased size will position us to better negotiate our contract renewals. However, if we are unable to renegotiate contracts with similar or more favorable terms with these suppliers when our contracts expire, the prices of packaging materials, aluminum cans, and other containers we use in our manufacturing could increase depending on market and economic conditions.
Fuel, electricity, natural gas, and other energy sources are also important commodities for our business due to their use in our facilities and the vehicles delivering our products. We purchase our own fuel and use both the Company fleet as well as third parties for the transportation of raw material and finished goods between our warehouses. In the past, we have experienced fluctuations in fuel prices, and we manage this risk through the use of supplier pricing agreements, which we use to fix the purchase prices for certain commodities, as well as derivative instruments, including futures, forward, and option contracts. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers.
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
Our extensive portfolio of products is primarily made available to consumers through our network of wholesalers, grocery stores, or other retailers and direct-to-consumer, office, and retailer beverage delivery services. Our products are also available and sold directly to consumers on a growing number of company-owned and third-party e-commerce platforms. In addition, we are a distributor for select third-party beverage brands.
As we continue to build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. For example, as e-commerce sales grow, in-store sales will likely decline, creating challenges for physical store retailers. We believe brick and mortar retailers that shift toward balancing stronger e-commerce sales with in-store productivity will most often find greater success in the marketplace.
Our distribution strength is supported by a truck fleet of approximately 4,800 vehicles, over 50 production facilities, over 200 depots, and a portfolio of more than 80 spring water sources. These distribution capabilities have enabled us to expand our presence into higher-growth convenience, restaurant, hospitality, education, and healthcare channels. As a result of the Transaction, we expect more improvements to our distribution capabilities as we optimize our combined manufacturing locations, routes, branches, and inventory management. We continue to optimize our direct material procurement, which we believe will minimize variable and fixed costs across transportation, warehousing, and production.
Competition
We participate in the highly competitive beverage and bottled water category of the non-alcoholic beverage industry. With respect to the non-alcoholic beverages category, our products compete primarily on the basis of brand image, price, packaging design, taste, advertising, marketing, and promotional activity (including digital), product innovation, efficient production and distribution techniques, and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health, wellness and sustainability, and the continued acceleration of e-commerce and other methods of distributing and purchasing products.
We face competition in the non-alcoholic beverage category. Our principal competitors are local, regional, and national bottled water and beverages businesses, providers of various types of water filtration units and services and large retailers who have increasingly utilized their large distribution networks and significant economies of scale in recent years to introduce and develop private-label branded water. Further, we face significant competition in our business as distribution methods for bottled water products continue to change and evolve, and the consumer landscape shifts into the digital marketplace.
We face a number of large competitors in the retail industry. Our products compete with large retailers who have developed their own private-label beverage brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants, and club warehouses. Our bottled water and beverages businesses face competition beyond our competitors’ bottled water and beverage products. Our products also compete with other non-alcoholic beverages, including carbonated and non-carbonated drinks, juices, flavored or enhanced waters, sport and energy drinks, coffees, teas, and tap water. In addition, we face competition from various methods of treating unfiltered tap water in the residential and commercial markets such as countertop filtration systems, faucet-mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator-dispensed filtered water. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. See Item 1A. “Risk Factors” — Risks Related to Our Business, Operations, and Growth Strategies — We face significant competition in the segment in which we operate.
We believe that several factors allow us to maintain a strong competitive position in a dynamic marketplace for our goods and services, including the strength of our brands, innovation, marketing, the quality of our products, and our highly efficient and thoughtfully designed distribution network.
Government Regulation and Environmental Matters
Our water and beverage products are regulated in the United States as conventional foods. We, along with our distributors and co-packing and supplier partners, are subject, as applicable, to extensive laws and regulations in the United States by federal, state, and local government authorities including, among others, the Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency ("EPA"), U.S. Customs and Border Protection, the U.S. Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, safety and/or adverse event reporting of conventional foods. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA and comply with current good manufacturing practices and other requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in the Canadian provinces in which we operate.
The FDA regulates food and beverage products, including bottled water, as conventional foods pursuant to the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) and its implementing regulations. In accordance with the FDA’s current good manufacturing practices requirements, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production. The FFDCA requires the FDA’s bottled water regulations be as stringent and as protective of the public health as the EPA’s drinking water standards established under the Safe Drinking Water Act or that the FDA make a finding that such regulation is not necessary to protect the public health because the relevant contamination is not present in water used for bottled drinking water. In addition, under the FFDCA, any substance that is reasonably expected to become a component of food or added to food is a food additive subject to FDA premarket review and approval with certain exceptions. Additionally, pursuant to the FDA Food Safety Modernization Act (the “FSMA”), the FDA promulgates requirements intended to enhance food safety and prevent food contamination, including more frequent inspections and increased recordkeeping and traceability requirements. The FSMA also requires that imported foods and beverages adhere to the same quality standards as domestic foods and beverages and provides the FDA with mandatory recall authority over food and beverage products that are mislabeled or misbranded. In addition, the FDA requires that certain nutrient and product information appear on product labels and that the labels and labeling be truthful and not misleading. Similarly, the FTC requires that marketing and advertising claims be truthful, not misleading, not deceptive to customers, and substantiated by adequate scientific data. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements. We are subject to periodic, unannounced inspections by the FDA. Upon inspection, we must comply with all aspects of the quality standards and current good manufacturing practices for bottled water along with all other applicable requirements.
Several states also have laws and regulations impacting food and beverage products. These include, among other things, restrictions and limitations on certain ingredients or compounds in the products or their packaging, additional safety or warning standards, added labeling requirements, and recycling related requirements such as marking and reporting. We must also comply with local and state regulations related to water use, withdrawals and transportation. For example, the California law known as “Proposition 65” requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws.
From time to time, various state departments and authorities inspect our facilities and sources. Our product labels may be subject to state regulation (in addition to federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any claims for water may be made. Products that do not comply with applicable governmental or third- party regulations and standards may be considered adulterated or misbranded and subject, but not limited, to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties, or criminal prosecution.
Several of our products are manufactured, distributed to, and sold in Canada. Like in the United States, these products are subject to local laws and regulations regarding their manufacture, preparation, quality control, import, export, packaging, labeling, storage, recordkeeping, marketing, advertising, promotion, distribution, safety, and/or adverse events.
We currently offer and use non-refillable recyclable containers in the United States and Canada. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and Canada requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels. We continue to prioritize returnable and circular packaging wherever reasonably possible, incorporating recycled materials like rPET, aluminum and glass, and investing alongside partners to advance collection and recycling efforts across the United States.
We are a member of the IBWA and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third-party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA and the Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.
In addition, increasing concern over climate change is expected to continue to result in additional, and potentially conflicting, legal and/or regulatory requirements, which are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics by international, federal, state, or local governmental authorities in jurisdictions in which we and/or our suppliers or business partners operate. For example, we may be subject to various disclosure requirements such as greenhouse gas metrics, climate risks, use of offsets and emissions reduction claims from the State of California such as Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. entities with annual revenues greater than $1 billion doing business in California to publicly report their greenhouse gas emissions, and Senate Bill 261 (The Climate-Related Financial Risk Act) requiring U.S. entities with annual revenues over $500 million to bi-annually disclose climate-related financial risks and their mitigation strategies, among others. Currently, the first obligations under both regulations commence in 2026. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for injunction on SB 261. The injunction prohibits California Air Resources Board from enforcing SB 261 pending the appeal and it does not impact SB 253, which is still in effect. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable,” “eco-friendly,” “compostable,” “recyclable” or similar language in product marketing.
In recent years, there has been legislative and executive action in both state and local governments that has or would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and/or limit the sale by municipalities of water supplies to private companies for resale. Such regulation could adversely affect our business and financial results. See Item 1A. “Risk Factors — Legal, Regulatory and Tax Risks — The legal and regulatory environment in the jurisdictions in which we operate, changes thereto and our ability to comply with the same could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.”
Human Capital
Employees
As of December 31, 2025, we had over 12,600 associates. We have entered into collective bargaining agreements covering approximately 330 of our associates, which all contain terms that we believe are typical in our industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with associates to be generally good.
We are dedicated to cultivating a strong, values-driven culture. We believe our associates and shared values are central to a healthy, sustainable, and productive environment where everyone can thrive. Our values are rooted in creating healthier lives, healthier communities, and a healthier planet, pursuing bold ideas, delivering excellence consistently, and being dedicated to doing what’s right for each other, our communities, and our stakeholders. We believe in maintaining good relations with our associates by fostering a positive working environment, upholding fair labor practices, safe working conditions, and freedom of association. We encourage two-way dialogue between leaders and associates to continuously improve the associate experience that fosters engagement, growth, and a sense of belonging.
Health and Safety
Health and safety are foundational values for our business. Our focus extends to our people, communities, and the environment. We strive for a “zero harm” culture, with the goal of having everyone return home safely each day. Our comprehensive Safety & Health Policy covers associates, contractors, and visitors, outlining our commitment to safety excellence. A robust safety management system serves as the backbone for implementing this policy, ensuring compliance with safety and health regulations, and achieving our safety objectives.
Our enterprise-wide safety program takes a data-driven approach to preventing incidents. It is designed to proactively identify, assess, and manage risks and hazards associated with our operations and services. We focus on leading indicators like safety inspections, observations, training, and associate participation in safety committees. We are relentless in our pursuit of continuous improvement, and we operate in compliance with applicable health and safety laws, regulations, and standards. Our program includes a comprehensive set of policies, procedures, and training programs that cover all aspects of our business operations, including manufacturing, distribution, and customer service.
Serving Our Communities
Our ties with local communities run long and deep. We aim to work hard in these communities to give back and be a force for good, including by supporting local 5Ks, food banks and outdoor education. Our community work is tied to our mission to provide healthy hydration and local environmental stewardship. It is through environmental stewardship that we can continue to provide healthy hydration. Primo Brands has a strong track record of positively impacting the communities and natural environments that are home to our regional brands. Through outreach and education, we seek to inspire the next generation of environmental stewards. And, when disaster hits, Primo Brands is there for impacted communities, donating bottled water to relief efforts in times of natural disasters and to first responders.
Availability of Information and Other Matters
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as amended, are also available free of charge on our website at www.primobrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC nor is such information incorporated by reference herein or therein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business, Operations, and Growth Strategies
•our future results may suffer if we do not effectively manage our expanded operations;
•we face significant competition in the segment in which we operate;
•our success depends, in part, on our intellectual property, which we may be unable to maintain and protect;
•we may not be able to consummate acquisitions, or acquisitions may be difficult to integrate, and we may not realize the expected revenue and cost synergies related to each such acquisition;
•our business is dependent on our ability to maintain access to our water sources. Water scarcity, government regulation of water access, loss of water rights, and poor quality could negatively affect our long-term financial performance;
Risks Related to Our Customers, Suppliers, and Associates
•we may not be able to respond successfully to consumer trends related to our products;

•the loss or reduction in sales to any significant customer could negatively affect our financial condition and results of operations;
•our packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers, or effectively hedge against such rising costs.
Risks Related to Our Class A Common Stock
•the market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all;
•if securities analysts publish inaccurate or unfavorable research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline;
•future sales, or the perception of future sales, by our stockholders in the public market could cause the market price for our Class A common stock to decline;
•the shares of Class A common stock that could be sold pursuant to any applicable registration statement or exemption from registration could represent a substantial percentage of the outstanding shares of Class A common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline significantly, and certain selling stockholders still may receive significant proceeds;
•Triton Water Parent Holdings, LP, the prior stockholder of BlueTriton, and its affiliates (together, the "Sponsor Stockholder") own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders.
Legal, Regulatory, and Tax Risks
•legislative and executive action in state and local governments enacting local taxes on bottled water or water extraction, restricting water withdrawal and usage rights from public and private sources, and bans on the commercial sale or government procurement of bottled water in plastic beverage containers could adversely affect our business and financial results;
•sustainability matters may adversely impact our business and reputation;
•we may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution;
•our products may not meet health and safety standards or could become contaminated, and we could be liable for injury, illness, or death caused by consumption of our products;
•litigation or legal proceedings could expose us to significant liabilities, restrict our access to water sources, and damage our reputation;
•we have been, and could continue to be, exposed to increased litigation and other liabilities as a result of the Transaction, which could have an adverse effect on our business and operations.
Risks Related to Our Indebtedness
•our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness;
•our indebtedness may expose us to substantial risks;
•we do not expect to be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
•despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
Risks Related to Our Business, Operations, and Growth Strategies
Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
Following the Transaction, the size of our business is larger than the former size of either Primo Water’s or BlueTriton’s businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage the expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. A successful integration will require focusing a substantial amount of resources and management attention to the integration process, which may divert resources and focus from the development and operation of regular business operations. Our business or results of operations could also be adversely affected by any issues attributable to operations that are based on events or actions that occurred before the closing of the Transaction (the "Closing"). The integration process is subject to a number of risks and uncertainties, and no assurance can be given as to the realization of anticipated benefits in full or in part or, if realized, the timing of their realization. We have experienced disruption to our supply chain as well as technology transfer issues, and we may continue to experience interruptions in our business activities, including deterioration in our associate and customer relationships, increased costs of integration, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operations. We may experience difficulties in combining corporate cultures, maintaining associate morale, and retaining key associates. There is no assurance that Primo Water’s and BlueTriton’s businesses will be successfully integrated in a timely manner. The challenges involved in the integration of Primo Water’s and BlueTriton’s businesses have included or may include, among other things, the following:
•challenges and difficulties associated with managing the larger, more complex, combined company;
•conforming standards, controls, procedures and policies, and compensation structures between the companies;
•retaining and integrating talent from the two companies, including key personnel and addressing uncertainties of their future, while maintaining focus on expanding and maintaining the business;
•coordinating operations, sales and marketing, and finance;
•consolidating corporate and administrative infrastructures, accounting systems, information technology systems, resources, sourcing and procurement logistics with respect to key raw materials, and optimizing manufacturing locations;
•integrating the workforces and systems of the two companies while maintaining focus on achieving our operating and strategic goals;
•coordinating geographically overlapping organizations;
•addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
•potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with the Transaction;
•performance shortfalls within the business as a result of the diversion of management’s attention caused by completing the Transaction and integrating the companies’ operations;
•difficulties in delivering on our strategy, including the ability of the Transaction to accelerate growth in the combined business;
•the possibility of faulty assumptions underlying expectations about our prospects;
•geopolitical, macroeconomic, and industry factors, including, among other things, epidemics, pandemics, or public health related outbreaks, threat, outbreak, uncertainty or escalation of terrorism, political instability, insurrection, war or other armed conflict, inflation, tariffs, customs duties, and other increases in supply and operating cost; and
•unanticipated changes in applicable laws and regulations.
There can be no assurance that we will be successful as a combined company or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits from the Transaction.
We face significant competition in the segment in which we operate.
We participate in the highly competitive beverage and bottled water category of the non-alcoholic beverage industry. We face significant competition in the markets in which we operate: the bottled water and beverage retail business and direct-to-consumer offerings.
With respect to the non-alcoholic beverage category, our products compete primarily on the basis of taste, price, brand image, packaging design, advertising, marketing and promotional activity (including digital), product innovation, efficient production and distribution techniques and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health, wellness and sustainability, and the continued acceleration of e-commerce and other methods of distributing and purchasing products. Our principal competitors are local, regional, and national bottled water and beverage businesses, providers of various types of water filtration units and services, and large retailers who have increasingly utilized their distribution networks and significant economies of scale in recent years to introduce and develop private-label branded water. We face significant competition in our business as distribution methods for bottled water and beverages continue to change and evolve and as the consumer landscape shifts into the digital marketplace. We compete against numerous local, regional, and national companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms.

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
We own, or possess the right to use the trademarks we use in connection with the products that we sell, which helps us differentiate our products from those of our competitors and are important to our marketing and branding efforts. The success of our business depends in part on our ability to use our trademarks, including our name and logos, to increase brand awareness and further develop our brand reputation in the market.
We own the major trademarks that are used to identify, market, and sell our products. From time to time, we also use third party trademarks with the permission of these third parties. Protection of our proprietary processes, methods, compounds, and other technologies is also important to our business and enables us to distinguish our products from those of our competitors. In the United States, we own the federal trademark registrations for our major brands, including Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, The Mountain Valley®, Ozarka®, Primo WaterTM, Saratoga®, Sparkletts®, Zephyrhills®, Ac+ion®, and Splash RefresherTM. We have filed and will continue to file trademark applications to register new trademarks, logos, slogans, and taglines that we believe add value to our business and brands.
Our success depends, in part, on our ability to protect our intellectual property. To protect our intellectual property assets and proprietary rights, we rely on patent, trade secret, copyright and trademark laws, as well as contractual provisions, included in agreements with employees, independent contractors and other third parties who may have access to our intellectual property and confidential information. We also rely on common law and statutory protections afforded to trademarks, trade secrets, and proprietary “know-how.” In addition, we vigorously pursue available legal remedies against any third party that infringes on our intellectual property rights. Failure to protect our intellectual property rights may result in the loss of our brand recognition, valuable technologies or other intellectual property related to our products and brands. We may also have to compensate third parties if we are found to infringe their intellectual property rights.
Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:
•our competitors may independently develop intellectual property that is similar to, or better than, ours;
•employees, contractors or other third parties may breach their confidentiality obligations and the cost of enforcing their obligations may be prohibitive, or those agreements may prove to be unenforceable or provide more limited protection than anticipated;
•adequate remedies may not be available in the event of an unauthorized disclosure of our trade secrets or know-how;
•our intellectual property rights may be successfully challenged, invalidated, or circumvented.
Further, we cannot provide assurance that any pending patent or trademark applications filed by us will result in an issued patent or trademark, or, if patents are issued to us, that those patents will provide meaningful protection against competitors or competitive technologies. If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights.
Occasionally, third parties may assert that we are, or may be, infringing, violating or misappropriating their intellectual property rights. We intend to defend against any such claims. In some cases we may need to negotiate licenses from such third parties to resolve a dispute, which may not be available at a reasonable cost, if at all. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations. In the event our trademarks, service marks, or trade names are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and any goodwill associated with such trademark, service mark, or trade name and could require us to devote substantial resources to advertising and marketing new brands that, ultimately, may not be successful. If we are found to infringe, violate or misappropriate the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, be required to re-design our products or be required to obtain a license to continue manufacturing or using the affected product, any of which could have a material adverse effect on our business, financial condition or results of operations. A license could be very expensive to obtain, may not be available at all or may only be available on unfavorable terms. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.
Insurance and claims expenses associated with our operations could have a material adverse effect on us.
We have high-deductible insurance policies for claims related to automobile liability, workers’ compensation, general liability, employment practice, property, business, and product liabilities. Our outstanding claim liabilities are primarily based on estimated projected costs determined by actuarial methods. The actuarial studies consider all claims filed or reported, the insurance underwriting exposures used, including but not limited to associate count, payroll, sales, vehicle count, and the estimated claims that are incurred but not reported. Projected costs also include a variety of factors and related assumptions such as claims severity, frequency, development time frame, settlement history and patterns, inflation, and medical cost trends, which may be subject to a high degree of variability. Material changes in these factors and mismanagement of claims could result in unfavorable differences between actual costs and our projected deductible reserve estimates. As a result, the liabilities under our insurance deductible program could increase materially in the future, which could adversely affect our operations and financial condition.
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
We may not be able to consummate acquisitions or divestitures, or acquisitions may be difficult to integrate, and we may not realize the expected revenue and cost synergies related to each such acquisition or the benefits associated with divestitures.
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

In addition, we may pursue divestitures or other strategic transactions. Divestitures and other strategic transactions may not have the anticipated impact on our business, may negatively impact revenues and may make it difficult to generate cash flows to meet our cash requirements.
Our business is dependent on our ability to maintain access to our water sources. Water scarcity, government regulation of water access, loss of water rights, and poor quality could negatively affect our long-term financial performance.
Our regional spring water brands are sourced from company-owned, leased, or purchased natural springs at over 80 uniquely located sites. The following could cause an increase in the cost of our products or shortages that would likely not allow us to meet market demand: a disruption in the water flow or change in water quality at any one of our water sources (whether from geological shifts or other changes, natural or otherwise), a dispute over water rights, loss of permits or regulatory approvals, increased legal restrictions on water use, access to or delivery of our water sources, increasing pressure to conserve and replenish water in areas of scarcity and stress, access to water that constitutes spring water, decreased water flow at sourcing locations, the classification of water by the FDA or other governmental authorities, or the failure to maintain access to or rights to extract from our water sources. While the Company is not materially dependent upon any single spring source, the potential delivery and price disruptions due to the loss of any one water source or a decline in the volume of water available could significantly disrupt our business and result in incremental costs (such as additional shipping costs) as the Company would be required to transport water from other available spring sources to meet consumer demand.
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
In addition, if any of our water sources were curtailed or eliminated as a result of, for example, a natural disaster, work stoppage, the loss of a license, lease or permit, or other significant event that disrupted water flow or water quality from such source, we may have to purchase water from other sources, which could increase water and transportation costs and could result in supply shortages and price increases. Water may also become subject to contamination from hazardous substances, including, but not limited to, from per- and polyfluoroalkyl substances (“PFAS”), selenium, microplastics, fertilizer and other agricultural runoffs, nano plastics, or petroleum products, or from pathogens that cause a number of illnesses, including cholera, typhoid fever, giardiasis, cryptosporidiosis, legionella, amoebiasis, and free-living amoebic infections. Furthermore, we must meet federal, state, and local regulations in a variety of areas, including standards for extracting water from aquifers. We strive to maintain all permits or approvals required to conduct our business, but we are not able to ensure that we will receive, or will be able to maintain, such permits or approvals in the future or to gain approval necessary to extract water for our products or otherwise conduct our business. Any one of these events could have a negative impact on our business, financial condition, reputation, and results of operations.
Our business is seasonal, and adverse weather conditions, including severe weather resulting from climate change, and legal or regulatory responses, could negatively affect our business, financial condition, and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such changes to weather patterns could affect the purchasing patterns of our customers and consumers. For example, historically, we have experienced the highest water sales during the period from June to September, due to increased consumption of cold beverages during the summer months. The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our bottled water and other products, and may contribute to lower revenues, which could negatively affect our profitability. These and other weather-related events, such as tornadoes, have adversely impacted and could in the future adversely impact some of our facilities, production capabilities, our distribution channels, our third-party contract manufacturers’ operations, the availability and cost of key raw materials, and the water resources we use. Specifically, severe drought conditions or freezing conditions may limit our ability to use municipal water supplies to bottle our water. In addition, severe weather conditions during winter months, such as snow and ice storms, may significantly impact delivery schedules and revenue streams and disrupt our supply chain.
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

Furthermore, public expectations for reductions in greenhouse gas emissions are rapidly changing and may require us to make additional investments in facilities and equipment, including more fuel-efficient delivery vehicles. In addition, international, federal, state, or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect our business, require additional or different investments or increase the cost of supplies, raw materials, fuel, ingredients and water. If we are unable to meet, or are perceived as unable to meet, public expectations and regulatory developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, face harm to our reputation, or become subject to regulatory scrutiny or third-party claims. As a result, the effects of climate change could have an adverse impact on our business and results of operations.
We may face opposition to the operation and expansion of our facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, from time to time, opposition to the operation and expansion of our operations and facilities from government officials, environmental groups, landowners, tribal or aboriginal groups, local groups, and other activists. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, cease and desist orders, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our activity or assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment, or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, which interrupts the revenues generated by our operations, or that causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite-life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write- downs that would negatively affect our results of operations.
As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon targeted analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures will involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, including the Transaction, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We will evaluate the recoverability of recorded goodwill and indefinite-life intangible asset amounts annually, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment and certain underlying assumptions. Any material impairment charges could adversely affect our financial condition and results of operations.
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
In particular, given the recent trend towards growth of sales through e-commerce websites and mobile commerce applications, including through subscription services for beverage delivery and other direct-to-consumer businesses, consumers are increasingly shopping online rather than in the retail setting where our products are offered, and can order beverages through easy on-demand one-time delivery platforms. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends. For example, we recently re-launched Water.com to create an enhanced user experience and are actively developing additional web platforms to better service our customers.
Our failure to develop innovative products or adopt new technologies, including artificial intelligence and data analytics, could put us at a competitive disadvantage in the marketplace, and our business and results of operations could be negatively affected. Artificial intelligence presents both opportunities and risks. Our use and reliance on artificial intelligence is expected to grow as the technology matures and deployment becomes more widespread. However, the use of artificial intelligence may create or exacerbate existing risks, including those related to data privacy and security, intellectual property, regulatory compliance, bias and discrimination, litigation, operational disruption and reputational harm. The regulatory environment for artificial intelligence is rapidly evolving, with governments around the world considering and adopting new laws, regulations and guidance. Compliance with these evolving requirements could increase our costs and affect how we use artificial intelligence in our business.
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
Our profitability depends in part on our ability to anticipate and react to changes in packaging, commodity, energy, and other costs. We use various packaging materials in our business, such as PET and recycled PET (“rPET”) for bottles and aluminum cans, and other containers. The prices of these packaging materials, aluminum cans, and other containers are subject to fluctuations beyond our control, such as problems in production or distribution, government regulation, climate conditions, tariffs, labor strikes or shortages, shortages or interruptions in supplies, and depend on market and economic conditions, such as inflation. These conditions have created mid- to high-single digit cost increases in our underlying expenses, including packaging, transportation, and labor costs.
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
Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications, and subscription services, which may result in a shift away from physical retail operations to digital channels. Moreover, AI shopping agents may reduce consumer decision-making in the choice of product and/or purchase place, which could adversely impact demand for our products. We continue to assess the competitive landscape and regularly evaluate our platforms for opportunities to evolve our technologies and expand our offerings and capabilities to match customer demands, behavior, and purchasing trends.
Unfavorable publicity, whether accurate or not, could harm our business.
Our business relies heavily on sustaining a strong reputation for product quality, safety, and effectiveness. Unfavorable publicity or shifts in consumer sentiment toward our offerings—or toward comparable products sold by others—can depress sales. Such negative attention can stem from concerns or perceptions related to product safety or quality, environmental stewardship, workplace practices, or other facets of our operations. The growth of social media and related online channels—such as blogs, messaging platforms, and social networking sites—has amplified how quickly information can reach large audiences. The rapid spread of critical or inaccurate statements about our company, brands, products, or leadership through these channels could harm our business, reputation, financial position, and operating results. We may also be unable to promptly or effectively address, counter, or correct misperceptions that arise from unfavorable publicity.
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
In addition to water, the principal raw materials required to produce our products include PET resin, HDPE and LDPE. Some raw materials and supplies, including packaging materials, such as rPET, may be available from only a limited number of suppliers or a sole supplier, or may be in short supply when seasonal demand is at its peak. We rely upon our ongoing relationships with key suppliers to support our operations.
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
The enactment of the CCPA is prompting a wave of similar legislative developments in over a dozen other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. We may be subject to future compliance obligations as other states and provinces consider and adopt similar legislation. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and could require changes to our operating model. Further, such laws may have potentially conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and place added restrictions on our ability to process certain personal information. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties, regulatory fines, and liability to the Company, proceedings (including class actions) against the Company or damage to the Company's reputation, or require the Company to make changes to its business. Any of the foregoing may adversely affect the Company's business, results of operations and financial condition.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.
Our future results of operations and the market price of our Class A common stock may be affected by factors different from, or in addition to, those that affected our historical results of operations. In addition, the market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:
•trends and changes in consumer preferences in the industries in which we operate;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in key personnel;
•our entry into new markets;
•changes in our operating performance;
•investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation;
•guidance, if any, that we provide to the public, any changes in such guidance, or our failure to meet such guidance;
•changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;
•downgrades in our credit ratings or the credit ratings of our competitors;
•the sustainability of an active trading market for our Class A common stock;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the inclusion, exclusion, or deletion of our Class A common stock from any trading indices;
•future sales of our Class A common stock by our officers, directors, and significant stockholders;

•other events or factors, including those resulting from system failures and disruptions, hurricanes, pandemics, wars, acts of terrorism, other natural disasters, or responses to such events;
•changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the US and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and pandemics or other public health crises;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•changes in accounting principles.
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
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We are presently involved in securities litigation, described in greater detail at Note 23 - "Commitments and Contingencies" to the Consolidated Financial Statements in this Annual Report. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
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
We may issue additional shares of Class A common stock through future offerings, in satisfaction of certain required payments in connection with future acquisitions and due to future issuances pursuant to the Primo Brands Equity Incentive Plan and employee stock purchase program.
Subject to the terms and conditions of the Stockholders Agreement dated as of November 7, 2024, by and between the Company and Triton Water Parent Holdings, LP (together with any parties joined thereto, the “Stockholders Agreement”), a Delaware limited partnership and the holder of all of the common stock of BlueTriton prior to the Transaction (the “Initial ORCP Stockholder”), we may, from time to time, whether in the ordinary course of business or otherwise, undertake offerings of shares of Class A common stock or other offerings of securities convertible into and/or exchangeable for shares of Class A common stock and we may enter into acquisition agreements, joint venture agreements, or similar agreements under which we may issue shares of Class A common stock in satisfaction of certain required payments or other obligations. We may also issue shares of Class A common stock upon the exercise of stock options or other securities exercisable for shares of Class A common stock. Pursuant to the Primo Brands Equity Incentive Plan, equity incentive awards may be granted to eligible participants in the future that may cause existing stockholders to experience dilution of their ownership interests. In addition, we have adopted an employee stock purchase program pursuant to which shares of Class A common stock may be issued, which may cause existing stockholders to experience dilution of their ownership interests. We cannot predict the size of any future issuances of shares of Class A common stock, the requirement for financing alternatives or opportunities (which will remain at the discretion of our Board and management team), or the effect that future issuances and sales of shares of Class A common stock may have on the market price of the Class A common stock. Issuance of a substantial number of additional shares of Class A common stock or securities convertible into and/or exchangeable for shares of Class A common stock, or the potential for such issuances, may adversely affect prevailing market prices for the Class A common stock. With any additional issuance of shares of Class A common stock, investors may suffer dilution (in some cases which may be a material dilution, depending on the quantum of shares of Class A common stock that are issued or issuable) to their overall voting power and we may experience dilution in our earnings per share.

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
Shares of our Class A common stock that were issued to the former securityholders of Primo Water in connection with the Transaction are freely tradable under U.S. federal securities laws except by persons who are, or within 90 days prior to the consummation of the Transaction were, “affiliates” (as defined in Rule 144 under the Securities Act (“Rule 144”)) of Primo Brands. Persons who may be deemed to be affiliates of an issuer generally include individuals or entities that control, are controlled by, or are under common control with, the issuer, whether through the ownership of voting securities, by contract or otherwise, and generally include executive officers and directors of the issuer as well as the principal stockholders of the issuer. Any such shares of our Class A common stock issued as part of the Transaction and held by such an affiliate (or, if applicable, former affiliate) will be subject to certain restrictions on resale imposed by the Securities Act, such that they may not resell such securities in the absence of registration under the Securities Act or an exemption from such registration, if available, such as the exemption contained in Rule 144.
As of February 24, 2026, the shares of Class A common stock held by the Initial ORCP Stockholder and any of its permitted transferees pursuant to the Stockholders Agreement (the “Sponsor Stockholders”) represented 32.0% of the total outstanding shares of our Class A common stock. Such shares are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale following the Transaction. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Pursuant to the Stockholders Agreement, the Sponsor Stockholders may request that we conduct a registered offering of their shares of Class A common stock. For example, in March and May 2025, certain of our Sponsor Stockholders sold an aggregate of 99,250,000 shares of our Class A common stock in registered public offerings.
We have filed a registration statement registering the resale of up to 218,618,368 shares of Class A common stock, which was declared effective by the SEC on March 7, 2025. Pursuant to this registration statement, or upon effectiveness of any future registration statements, or upon satisfaction of the requirements of Rule 144 or another exemption from registration, the Sponsor Stockholders have sold, and may in the future sell, large amounts of our Class A common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in or putting significant downward pressure on the price of the Class A common stock. Additional sales of a substantial number of shares of Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares of Class A common stock. In addition, 97,617,077 shares of Class A common stock held by the Sponsor Stockholders are pledged as security for a margin loan entered into by the Sponsor Stockholders and 18,593,729 shares of Class A common stock held by the Sponsor Stockholders are pledged as security for a pre-paid variable share forward transaction entered into by the Sponsor Stockholders. If an event of default occurs under the margin loan agreement or pre-paid variable share forward transaction, the financial institution counterparty may foreclose on the shares pledged as security for the margin loan and pre-paid variable share forward transaction, which may, in certain circumstances, include sales in the open market, as well as hedging sales.
Sponsor Stockholders own a significant amount of the voting power of the Company, and their interests may conflict with or differ from the interests of other stockholders.
The Sponsor Stockholders, which are controlled by affiliates of One Rock Capital Partners, LLC (“ORCP” and together with its affiliates, the “ORCP Group”), hold approximately 32.0% of the voting power for the election, appointment, or removal of directors of the Company. So long as the ORCP Group continues to directly or indirectly own a significant amount of the voting power of the Company, the ORCP Group will continue to be able to strongly influence or effectively control the business decisions of the Company. In particular, pursuant to the terms of the Stockholders Agreement, the Sponsor Stockholders have designated certain directors to serve on our Board. As a result, ORCP or its designees to the Board will have the ability to influence the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation, and may exercise their voting and other rights in a manner that may be adverse to the interests of other stockholders. In addition, certain actions will require approval of a supermajority of the Board or the consent of the Sponsor Stockholders. Consequently, if there is no agreement among the directors comprising the Board or between the Company and the Sponsor Stockholders, we may be prevented from taking actions that may be viewed by other stockholders as beneficial or desirable.
Pursuant to the terms of the Stockholders Agreement, for so long as the Sponsor Stockholders own at least 30% of the outstanding shares of our Class A common stock, the prior written approval of the Sponsor Stockholders will be required in order for the Company to declare or pay dividends to stockholders on a non-pro rata basis or in excess of $175.0 million in the aggregate in any fiscal year, redeem or repurchase equity securities in most instances, incur indebtedness for borrowed money that would cause the total net leverage ratio of the Company to exceed 3.5x (other than certain incurrences under our existing debt agreements), and other transactions. It is possible that the Sponsor Stockholders may have interests that are different from other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests.
Furthermore, the ORCP Group is in the business of making investments in companies and may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the other stockholders. In addition, the ORCP Group may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with the Company.
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
We are no longer considered a “controlled company” for the purposes of the NYSE. However, even though we are no longer a “controlled company,” we continue to qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period ending March 11, 2026.
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
While we expect to make quarterly cash dividends on shares of our Class A common stock, there can be no assurance that we will declare quarterly dividends in the future. The declaration and payment of future dividends on our shares of Class A common stock is subject to, among other things, the discretion of our Board, the best interests of our stockholders, our results of operations, cash balances, and future cash requirements, financial condition, statutory regulations, and covenants and other restrictions on payment set forth in the instruments governing our indebtedness in effect from time to time as well as in our Stockholders Agreement. If cash dividends on our shares of Class A common stock are not paid, stockholders will need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any return on their investment.
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
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of sustainability matters by a variety of stakeholders, including investors, consumers, associates, regulators, environmental activists, and other third parties. In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to sustainability matters. For example, we may be subject to the disclosure requirements based upon the International Sustainability Standards Board’s sustainability and climate disclosure standards as adopted, under development or if adopted in the future by Australia, Brazil, Bolivia, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Hong Kong, India, Japan, Malaysia, Mexico, New Zealand, Saudi Arabia, Singapore, South Korea, Switzerland, Türkiye, United Kingdom, and other jurisdictions if adopted. In addition, we may be subject to select disclosure requirements or other regulations regarding greenhouse gas metrics, climate risks, use of offsets, and emissions reduction claims for example those enacted by the State of California including Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. public and private entities with annual revenues greater than $1 billion doing business in California to publicly report their greenhouse gas emissions, and / or Senate Bill 261 (The Climate-Related Financial Risk Act) requiring U.S. entities with annual revenues over $500 million to bi-annually disclose climate-related financial risks and their mitigation strategies. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for injunction on SB 261. The injunction prohibits California Air Resources Board from enforcing SB 261 pending the appeal and it does not impact SB 253, which is still in effect. We may also be subject to the SEC’s climate disclosure rules, if enforced by the SEC leadership and if such rules survive litigation pending in the Eighth Circuit Court of Appeals challenging them. In March 2025, the SEC voted to end its defense of the rules and as a result, the rules remain in effect but are not currently enforceable. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance.
Separately, various regulators have adopted, or are considering adopting, regulations or guidance on environmental marketing claims, including but not limited to the use of “carbon neutral,” “sustainable,” “eco-friendly,” “compostable,” “recyclable,” or similar language in product marketing. For instance, the FTC has issued its Green Guides which provide guidance on environmental marketing claims. The FTC is currently in the process of updating the Green Guides, which updates may impact our ability to make future environmental marketing claims as we currently do or result in future litigation as compliance with the Green Guides are embedded in certain U.S. state consumer protection statutes. That or any other regulation or guidance may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products and, in turn, may adversely impact our business, financial condition, and results of operations. Sustainability matters have also been the subject of increased focus by regulators, including in the United States, which may expose us to potential, and possibly inconsistent, regulatory scrutiny or enforcement actions related to our sustainability activities.
Further, organizations that provide information to investors on corporate governance matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Unfavorable sustainability ratings could lead to negative investor sentiment towards us or our industry, which could negatively impact our stock price as well as our access to and cost of capital.
Moreover, we have engaged, and expect to continue to engage, in certain voluntary initiatives (such as voluntary disclosures or setting goals) to improve the sustainability profile of our Company and/or our products. However, such initiatives may be costly and may not have the desired effect. For example, PET is a recyclable material, and we encourage our customers and consumers to recycle bottles and packaging that contain it. However, not all PET is recycled due to a lack of recycling infrastructure. This can help perpetuate the idea that PET plastic creates waste, rather than a discussion around the lack of infrastructure in place to facilitate recycling. Overall, execution of our sustainability strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability-related goals, which could damage our reputation and consumer and other stakeholder relationships. Additionally, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to timely achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, sustainability matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. For example, there have been increasing allegations of greenwashing against companies in our industry making sustainability-related claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve.
In light of stakeholders’ increased, and often conflicting, focus on sustainability matters, there can be no certainty that we will manage such issues successfully. This could negatively impact our ability to access capital and could lead to risk of litigation or reputational damage relating to our sustainability policies or performance. Our reputation may be harmed if certain stakeholders, such as our clients, stockholders or other third parties, believe that we are not adequately or appropriately responding to sustainability, or climate change matters or excessively factoring in sustainability, or climate change matters.
Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
We may incur costs to comply with developing laws and regulations, including those surrounding the production and use of plastics, as well as related litigation relating to plastics pollution.
The conduct of our business and the demand for our products are subject to various laws and regulations administered by federal, provincial, state, and local governmental authorities and agencies in the United States and Canada. If our business expands into new markets, we may be subject to additional laws and regulations. We have incurred and may incur significant costs and delays in order to attain or maintain compliance with these legal requirements, or may fail to maintain or acquire necessary licenses, leases, and permits. These laws and regulations may impose numerous obligations that are applicable to our operations, including, but not limited to, the acquisition of permits before commencing regulated activities.
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
In response to these concerns, the United States and many other jurisdictions have also imposed or are considering imposing regulations or policies designed to increase the sustainability of packaging, encourage waste reduction, improve recycling collection, enhance the waste management/recycling infrastructure, or restrict the sale of products in certain plastic packaging. These regulations and policies vary in scope, and include taxes or fees designed to incentivize behavior and restrictions or bans on certain products and materials. Extended producer responsibility (“EPR”) policies, which make manufacturers such as us responsible for the costs of recycling beverage and food packaging, have been enacted by five states in the United States and are also being contemplated in other jurisdictions in the United States and around the world. In addition, a number of states in the United States, as well as some Canadian provinces, have a bottle deposit return system in effect. This is a form of EPR that requires a deposit charged to consumers to incentivize the return of the beverage container and shifts recycling costs to industry. Further, certain jurisdictions have imposed or are considering imposing other types of regulations or policies, including packaging taxes, requirements for bottle caps to be tethered to the plastic bottle, minimum recycled content mandates (which would require packaging to include a certain percentage of post-consumer recycled material in a new package) and even bans on the use or sale of single-use plastics like plastic beverage containers. These laws and regulations have in the past and could, in the future, increase the cost of our products, reduce consumer demand and overall consumption of our products, or result in negative publicity, resulting in adverse effects on our business, financial condition, or results of operations.
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
Selling food and beverages for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or involving our suppliers or manufacturers, could result in the discontinuance of sales of these products or cessation of our relationships with such suppliers and manufacturers, or otherwise result in increased operating costs, lost sales, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our manufacturing or co-packing partners, our distributors or our retail customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. We have in the past and may in the future conduct product recalls. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors, retail customers and shelf space or e-commerce prominence, and a potential negative impact on our ability to attract new customers and consumers, and our ability to maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to affect a recall quickly and effectively, or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.
In addition, food and beverage companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. The FDA enforces laws and regulations, such as the Food Safety Modernization Act, which require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, results of operations and cash flows. Most areas in which we operate have comparable regulations that we endeavor to comply with, but any failure to meet regulators’ or customers’ expectations could impact our business in these markets and have a material adverse effect on our reputation as well as our business, financial condition, results of operations and cash flows.
Litigation or legal proceedings could expose us to significant liabilities, restrict our access to water sources, and damage our reputation.
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings. We are or may be subject to proceedings across a variety of matters, including matters involving stockholder class actions, product liability, water rights, tax audits, unclaimed property audits and related matters, employment, and others. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly with respect to class action lawsuits and regulatory actions, is difficult to assess or quantify. Significant legal proceedings, including those discussed in Note 23 - “Commitments and Contingencies” to the Consolidated Financial Statements in this Annual Report, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations, or liquidity.
We have inherited and may be subject to various litigation claims and legal proceedings, including those relating to product liability and label claims. For example, one of our subsidiaries is currently defending against a lawsuit originally filed against the entity formerly known as Nestlé Waters North America, Inc. (“Nestlé Waters”) arising from the sale and marketing of our Poland Spring® branded water. The lawsuit alleges common law fraud, violations of certain consumer protection laws in five states and, for home and office customers, breach of contract. We believe the plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. For additional information about this case, see Note 23 - “Commitments and Contingencies” to the Consolidated Financial Statements in this Annual Report. This litigation may subject us to substantial costs and divert resources and the attention of management from our business. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business. In addition, from time to time we are subject to litigation claims and legal proceedings relating to water rights. If we are subject to cease and desist orders from regulators regarding certain water sources and related operations, such orders could be material to our business if our access to either is restricted or prohibited for any period of time.
We may establish a reserve, as appropriate, based upon assessments and estimates in accordance with our accounting policies, and we have also asserted insurance claims where appropriate. We base our assessments, estimates, and disclosures on the information available to us at the time, and rely on legal and management judgment. Actual outcomes or losses or any recoveries we may receive from insurance may differ materially from assessments and estimates. Furthermore, actual settlements, judgments, or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim by a regulator that prohibits our use of water from a water source or operations, or a successful claim against us or a settlement agreement that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments and could result in our having to make changes to our business and operations, which could negatively affect our business, financial condition, and results of operations.
We have been, and continue to be, exposed to increased litigation, and other liabilities as a result of the Transaction, which could have an adverse effect on our business and operations.
The Transaction and the integration of BlueTriton and Primo Water has subjected, and may continue to subject the Company to liabilities that may have existed at BlueTriton or Primo Water prior to the Closing or may arise, or have arisen, following the Closing, some of which may be unknown or unexpected. Although the parties to the Transaction have conducted due diligence on the operations of BlueTriton and Primo Water, there can be no guarantee that such parties are aware of or have accurately assessed all liabilities of BlueTriton. These liabilities, and any additional risks and uncertainties related to the Transaction not currently known to the parties or that the parties previously deemed immaterial or unlikely to occur, could negatively impact the Company business, financial condition, and results of operations, including profitability. Further, each of BlueTriton’s and Primo Water’s business is different in certain ways from the other, and our results of operations may, as a result, be affected by factors that differ from those currently affecting BlueTriton’s or Primo Water’s results of operations on a previously standalone basis.
As a result of the Transaction, we have been, and may continue to be exposed to increased litigation from stockholders, customers, suppliers, consumers, and other third parties due to the combined company’s business following the Closing. For example, the Company and certain directors and officers have been named as defendants in a stockholder class action and a stockholder derivative action based on alleged misrepresentations regarding the Transaction and the Company’s performance following the Transaction. We believe the plaintiffs’ claims are without merit, and we intend to defend ourselves vigorously. For additional information about this case, see Note 23 - “Commitments and Contingencies” to the Consolidated Financial Statements in this Annual Report. This litigation, and any other such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations.
The legal and regulatory environment in the jurisdictions in which we operate, changes thereto and our ability to comply with the same could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.
As a producer and distributor of water and beverages, we must comply with various federal, state, provincial, local, and foreign laws relating to the extraction, production, packaging, quality, labeling, and distribution of our products. We are also subject to various federal, state, provincial, local, and foreign environmental and health and safety laws and regulations, including those governing our workplaces and locations where our products are distributed. Our bottled water must meet FDA or parallel foreign requirements of safety for human consumption, labeling, processing, and distribution under sanitary conditions and production in accordance with FDA’s current “good manufacturing practices.” In addition, the public drinking water we source must meet the standards of the EPA and/or those of similar federal, state, provincial, local, or foreign governmental bodies. Further, any claims we make in marketing our products are subject to the advertising and promotion requirements and restrictions. We also must meet state regulations in a variety of areas, including standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. In addition, certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for transportation of hazardous substances to disposal or treatment facilities.
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
We strive to maintain all permits or approvals required to conduct our business, but we are not able to ensure we will receive, or will be able to maintain, such approvals in the future or to gain approval necessary to extract or distribute our water products, or otherwise conduct our business. The laws and regulations applicable to us are complex and may change as a result of political, economic, or social events or become more stringent over time. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, our effective tax rate, competition laws, and environmental laws, including laws relating to the regulation of water rights and treatment, and how we may market our products. For instance, PFAS, a group of synthetic substances that has historically been used in food packaging and a wide variety of other products and may be found in water sources (including groundwater aquifers and municipal supplies), has been targeted for risk assessment, restriction, and high-priority remediation, as well as being the subject of litigation, governmental investigations, and legislative and regulatory efforts in the United States and other countries. For example, in April 2025, the

FDA released testing results for PFAS in bottled water following a survey of domestic and imported bottled water collected at retail locations across the U.S. and continues to analyze bottled water and other foods for PFAS. Changes in laws, regulations, or government policy and related interpretations may alter the environment in which we do business and create increased costs of compliance with current and future environmental laws and regulations, which may negatively affect our results of operations or increase our costs or liabilities.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
Many of the tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, the One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, significantly changed the U.S. tax landscape by implementing revisions to key business tax provisions, including the reinstatement of bonus depreciation deductions for acquisitions of qualified property, the restoration of EBITDA-based business interest expense limitation, the expansion of rules related to deductibility of executive compensation, and the implementation of changes relating to the computation of certain taxes in respect of non-US activities. The initial impact of changes brought about by OBBBA does not have a material impact on our effective tax rate but does decrease our cash tax liability for the current year. The long-term effects on the results of operations and cash flows remain uncertain and could be significant. Additionally, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. On January 5, 2026, the OECD released a “side-by-side” package (the “SbS Package”) that generally establishes an exemption for U.S. multinationals from the 15% global minimum tax. However, the implementation of the SbS Package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service (the “IRS”) or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any internal corporate claims and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, associates, or stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the following types of proceedings: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit, or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to the Company or to our stockholders; (iii) any action, suit, or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”) or our certificate of incorporation or bylaws (as either may be amended from time to time); (iv) any action, suit, or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; or (v) any action in the right of the Company asserting a claim as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, which for purposes of this risk factor is referred to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act. Our bylaws provide that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint, which for purposes of this risk factor is referred to herein as the “Federal Forum Provision.” There is uncertainty as to whether a court would enforce such a provision. In addition, our organizational documents provide that any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision. Notwithstanding the foregoing, the Delaware Forum Provision and the Federal Forum Provision do not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Nothing in our certificate of incorporation or bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
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
Our ability to use certain tax attributes may be or become subject to limitation.
As of December 31, 2025, Primo Brands Corporation and affiliates had approximately $38.0 million of U.S. federal net operating loss carryforwards, $6.6 million of state net operating loss carryforwards, $136.7 million of Canadian net operating loss carryforwards, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the "IRC"), of approximately $537.4 million.
Our ability to utilize any federal net operating carryforwards and disallowed interest expense carryforwards may become limited under Section 382 of the IRC. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased in certain situations. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards.
We do not believe that an "ownership change" was triggered for BlueTriton as a result of the Transaction that would result in a limitation under Section 382 of the IRC with respect to their disallowed interest expense carryforwards under Section 163(j) of the IRC. All of the U.S. federal net operating loss carryforwards attributable to Primo Water are subject to pre-existing limitations under Section 382 of the IRC that were triggered before any additional limitations arising in connection with the Transaction. Although we expect that an additional "ownership change" resulting in a Code Section 382 limitation on the U.S. tax attributes attributable to Primo Water was triggered as a result of the Transaction, we do not expect such ownership change to meaningfully impact the annual utilization amount of such U.S. federal net operating losses, or of any disallowed interest expense carryforwards under Section 163(j) of the IRC, of Primo Water that existed immediately prior to the Transaction. Further, future sales of our stock (including with respect to Class A common stock subject to registration hereunder) could potentially result in an ownership change for purposes of Section 382 of the IRC, and the effect that such an ownership change could have on our ability to utilize our tax attributes will depend on the facts at the time of such ownership change.
Any “ownership change” with respect to us, which could occur as a result of transactions outside of our control, could potentially result in a limitation on our ability to utilize certain of our tax attributes to offset our taxable income, which could adversely affect our future cash flows.
Significant demands have been placed on our financial controls and reporting systems as a result of the Transaction.
There are a large number of processes, policies, procedures, operations, technologies, and systems that are in the process of being integrated in connection with the Transaction and significant demands have been placed on our managerial, operational, and financial personnel and systems. Our future operating results may be affected by the ability of our officers and key associates to manage changing business conditions and to implement, expand, and revise our operational and financial controls and reporting systems in response to the Transaction.

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we do not expect to generate sufficient cash flows from operations or have future borrowings available under the Revolving Credit Facility (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report), or our other debt instruments to enable us to repay the entirety of our indebtedness at maturity. If we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our indebtedness, we will be dependent upon our ability to refinance such indebtedness, or to access the capital or credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise sufficient amounts of funding to repay these obligations or to refinance our indebtedness on beneficial terms at or prior to maturity would adversely affect our financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.” of this Annual Report.
Subject to the limits contained in the Amended Credit Agreement the Secured Indenture and the Unsecured Indenture (all as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report), and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions or for other purposes. If we do so, the risks related to our substantial level of debt would further increase. Specifically, our substantial indebtedness could negatively impact our business, including:
•making it more difficult for us to satisfy our obligations under our debt instruments, and events of default could result if we fail to comply with these obligations;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments, or acquisitions or other general corporate purposes;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments, or acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Amended Credit Agreement, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures in order to generate cash proceeds necessary to satisfy our debt obligations;
•impairing our ability to obtain additional financing in the future;
•preventing us from raising the funds necessary to repurchase all New Notes (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report) tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the Secured Indenture and Unsecured Indenture (each as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report);
•placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete;
•increasing our cost of borrowing or limiting our ability to refinance indebtedness.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations in respect of our outstanding debt.
Our indebtedness may expose us to substantial risks.
As of December 31, 2025, we had $5,157.9 million in total debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. See “—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, and prevent us from fulfilling our obligations under our indebtedness.” Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends, or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
There can be no assurance that we will be successful in obtaining any future debt financing on favorable terms or at all and, to the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, our actual cash requirements in the future may be greater than expected. We do not expect that our business will generate sufficient cash flow from operations, nor can we assure you that future borrowings will be available to us in amounts sufficient to enable us to pay the entirety of our indebtedness at maturity or to fund our other long-term liquidity needs.
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
Disruptions in the financial markets could affect our ability to refinance or restructure existing indebtedness obligations on favorable terms, or at all.
We may, in the future, need or wish to repay or refinance some of our debt obligations. Our ability to access the capital and credit markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable, whether as a result of disruptions in the financial markets, uncertainty in the United States or otherwise. As a result of financial market turmoil, we may not be able to obtain the necessary funding to refinance our existing debt obligations on favorable terms, or at all. If we are unable to successfully refinance our existing indebtedness on reasonable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to us or other adverse impacts on us.
A lowering or withdrawal of the ratings assigned to us or our debt securities by rating agencies could increase our future debt issuance costs and reduce our access to capital.
The debt ratings for our notes are below the “investment grade” category, which results in higher interest costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated “investment grade.” Ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting our industry, and our credit ratings remain subject to change at any time. For example, in March 2025, Moody’s Ratings downgraded the ratings on certain of our debt securities, and it is possible that a ratings agency may take action to downgrade our credit ratings, or the ratings of our debt securities, in the future. A lowering or withdrawal of the ratings assigned to us or our debt securities could increase our future debt issuance costs and reduce our access to capital.
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
We do not expect to be able to generate sufficient cash flows from operations to repay all of our indebtedness at maturity and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
We do not expect to maintain a level of cash flows from operations sufficient to permit us to repay all of our indebtedness at maturity. Our inability to generate sufficient cash flows to repay our debt obligations at maturity, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position, and results of operations and our ability to satisfy our debt obligations. If we do not generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our indebtedness, we will then be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise sufficient amounts of funding to repay these obligations or to refinance on beneficial terms at or prior to maturity would adversely affect our financial condition. Additionally, if we cannot make scheduled payments on our debt, we will be in default under our debt agreements. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to a cross-acceleration or cross-default provision. In addition, an event of default could permit our lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay amounts due and payable under the Term Loans and the New Revolving Credit Facility, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or noteholders were to accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness and we could be forced into bankruptcy or liquidation.
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
Additionally, our debt agreements permit us to pay certain dividends or make other restricted payments, subject to certain limitations. Any dividends or other restricted payments would reduce our cash available to service our debt and the related risks that we now face would increase.
Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.
As of December 31, 2025, we had $5,157.9 million in total debt outstanding. However, we and our subsidiaries may incur significant additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions will also not prevent us from incurring obligations that do not constitute indebtedness (including, among others, trade payables and other expenses incurred in the ordinary course of business). Furthermore, as of December 31, 2025, we had available borrowing capacity under the Revolving Credit Facility of $612.6 million. Additionally, pursuant to our debt agreements, we have the option to raise incremental term loans or increase commitments under our Revolving Credit Facility by certain amounts pursuant to the credit agreements governing such facilities. If new debt is added to our current debt levels, the related risks that we now face would increase.
We are a holding company with no operations and may not have access to sufficient cash to meet our financial obligations.
We are a holding company with no operations. Our most significant assets are the equity interests we directly and indirectly hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, our subsidiaries are separate and distinct legal entities and any payments on dividends, distributions, loans, or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures under which our subsidiaries distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our financial obligations.

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
Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries to:
•incur additional indebtedness, guarantee indebtedness, or issue disqualified stock;
•pay dividends on, redeem or repurchase stock, or make other distributions in respect of capital stock and make other restricted payments;
•prepay, redeem, or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•transfer, lease, or sell certain assets;
•create or permit to exist certain liens;
•enter into certain transactions with affiliates;
•operate together on other than an arm's length basis;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
•agree to dividend or other payment restrictions affecting our restricted subsidiaries; and
•designate restricted and unrestricted subsidiaries.
As a result of all of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
Furthermore, our ability to borrow under the Revolving Credit Facility (as defined herein) may be restricted by the agreements governing our indebtedness. Under certain circumstances, the Revolving Credit Facility requires us to comply with a minimum interest coverage ratio and a minimum leverage ratio and may require us to reduce debt or take other actions in order to comply with such ratios.
A breach of the covenants under our debt agreements could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under our credit facilities would permit the lenders to terminate all commitments to extend further credit under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could enforce their security interest in the collateral securing such indebtedness, including our available cash. In the event our lenders or holders of the New Secured Notes or the New Unsecured Notes (both as defined herein) accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our Term Loans and borrowings under our senior credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
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
Periods of uncertainty in the financial markets and adverse economic conditions could have a number of different effects on our business, including:
•a reduction in consumer spending and demand for our products, which could result in a reduction in our sales volume;
•a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;
•an increase in counterparty risk; and
•restricted access to capital markets that may limit our ability to take advantage of business opportunities.
If economic conditions deteriorate, our industry, business, and results of operations could be materially and adversely affected.
In recent years, global financial events have resulted in the consolidation, failure, or near failure of a number of institutions in the banking, insurance, and investment banking industries, and have substantially reduced the ability of companies to obtain financing. These events also adversely affected the financial markets. These events could continue to have a number of different effects on our business, including: a reduction in consumer spending, which could result in a reduction in our sales volume; a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow; an increase in counterparty risk; an increased likelihood that one or more members of our banking syndicate may be unable to honor their commitments under our Amended Credit Agreement; and restricted access to capital markets, which may limit our ability to take advantage of business opportunities. In addition, we deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of recovery. The failure of a financial institution at which our customers, distributors, suppliers, and other third parties with whom we do business maintain cash balances could have a negative impact on our customers, distributors, suppliers and other third parties with whom we do business’ ability to purchase and distribute our product. Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively affect our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management, Strategy and Governance
The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through comprehensive security measures including our technology tools, internal management and external service providers.
The Company’s Chief Information Security Officer (“CISO”) is responsible for assessing, identifying, and managing our risks from cybersecurity threats. This individual has over 30 years of experience in information security positions. Our CISO holds the Certified in Risk and Information Systems Control ("CRISC") certification from the Information Systems Audit and Control Association, a leading independent cybersecurity association.
Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee holds periodic discussions with management regarding the Company’s guidelines and policies with respect to cybersecurity risks and receives regular reports regarding such risks and the steps management has taken to monitor and control any exposure resulting from such risks. Our CISO also leads an annual review and discussion with the full Board of Directors dedicated to the Company’s cyber risks, threats, and protections and provides updates throughout the year, as warranted.
Our processes and risk-based methodology align closely with the National Institute of Standards and Technology Cybersecurity Framework. The Cybersecurity and Data Protection Program incorporates comprehensive controls, including Asset Management, Business Continuity & Disaster Recovery, Change Management, Configuration Management, Continuous Monitoring, Cryptographic Protections, Data Classification & Handling, Endpoint Security, Identity & Access Management, Incident Response, Network Security, Physical & Environmental Security, Data Privacy, Security Operations, Security Awareness & Training, Third-Party Management, Threat Management, and Vulnerability & Patch Management. The Chief Information Security Officer (CISO) routinely evaluates emerging threats, controls, and procedures to assess, identify, and manage risks. This ongoing review can help facilitate the detection of material breaches at other organizations, including those involving our third-party service providers. Our CISO regularly discusses cyber risk trends and strategies for safeguarding information from cybersecurity incidents with both our Audit Committee and executive leadership team, and also conducts an annual review with the full Board of Directors.
Beyond the oversight provided by our internal information security and technology teams, we also retain independent third-party cybersecurity firms to deliver Security Operations Center monitoring, managed detection and response, and threat and vulnerability management services. Regular engagement with these external partners enhances our ability to identify and address evolving threats. We periodically evaluate our third-party relationships and services to ensure alignment with industry standards and the latest cybersecurity challenges.
We keep employees informed about new risks and require completion of annual security awareness training, supplemented by additional targeted training as necessary. All personnel participate in yearly training programs, with specialized sessions for certain roles and functions. Moreover, we conduct periodic internal exercises to measure the effectiveness of training initiatives and determine if further training is needed.
Material cybersecurity incidents are required to be reported to the Board of Directors and to the SEC on Form 8-K. Our systems and services are vulnerable to interruptions or other failures resulting from cybersecurity attacks, such as computer viruses, ransomware, phishing, hackers, or other security issues. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. An interruption or cybersecurity breach, disruption or misuse of our information systems, or the information systems of our third-party service providers, could have a material negative effect on our business, financial condition and results of operations but we have processes in place to mitigate these risks. As of the date of this report, in the past twelve months, we have not experienced material business disruption, monetary loss, and/or data loss as a result of phishing, business email compromise or other types of attacks, and we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES
Our business is supported by our extensive manufacturing and distribution network. Our dual headquarters are located at 1150 Assembly Drive, Suite 800, Tampa, Florida 33607 and 900 Long Ridge Road, Building 2, Stamford, Connecticut 06902. Our manufacturing footprint encompasses 58 strategically located manufacturing and production facilities and 228 branch distribution and warehouse facilities. Our facilities are used to support our operations and are suitable and adequate to carry out our business at expected capacity for the foreseeable future. The facilities and square footage amounts noted below do not include vacant or underutilized properties.
The following table is a summary of our properties as of December 31, 2025 and excludes properties classified as discontinued operations:

(square feet in millions)	Total
	Count	Sq Ft.
Manufacturing and Production
Owned	20	4.6
Leased[1]	38	6.8
	58	11.4
Branch Distribution and Warehouses
Owned	30	0.6
Leased[1]	198	7.6
	228	8.2
Office Space
Leased[1]	3	0.3
	3	0.3
Total	289	19.9
______________________
1    Lease terms for non-owned properties expire between 2026 and 2051.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. See Note 23 - "Commitments and Contingencies" to this Annual Report for information regarding material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM PART I. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 27, 2026. Our officers do not serve for a set term.

Executive Officer	Office	Age
Eric J. Foss	Chief Executive Officer and Executive Chairman	67
David Hass	Chief Financial Officer	47
Jason Ausher	Chief Accounting Officer	52
Robert Austin	Chief Operating Officer	56
Hih Song Kim	Chief Legal Officer and Corporate Secretary	61
•Eric J. Foss has served as our Chief Executive Officer and Executive Chairman since November 2025 and member of our Board since November 2024. He previously served on the board of directors of Primo Water from 2023 to November 2024 and has served as the Chairman of the board of Cineworld Group PLC, a leading cinema company since 2023. Previously, he served as the Chairman of the board of Aramark Corporation from 2015 to 2019 and as the company’s President and Chief Executive Officer from 2012 to 2019. From 2010 to 2011, Mr. Foss was the Chief Executive Officer of Pepsi Beverages Company. He is also a member of the board of directors of the Cigna Group and previously served on the boards of O-I Glass, Inc., Selina Hospitality plc, Diversey Holdings, Ltd., Aramark, Pepsi Bottling Group, Inc., and UDR, Inc. Mr. Foss is well qualified to serve on our board of directors because of his leadership as Chief Executive Officer of Primo Brands, his extensive route-based industry experience as an executive at global companies in the food, beverage, and service industries, and his experience serving as a public company director.
•David Hass has served as our Chief Financial Officer since the Closing. Mr. Hass served as Chief Financial Officer of Primo Water from January 2023 to November 2024. Prior to his appointment as Primo Water’s Chief Financial Officer, Mr. Hass served as Chief Strategy Officer for Primo Water from 2020 to 2023. From 2011 to 2020, Mr. Hass served in various roles with Legacy Primo, including Chief Strategy Officer, Vice President of Strategy, Vice President of Financial Planning & Analysis (FP&A), as well as General Manager of the Canadian Business Unit and the Water Direct Business Unit.
•Jason Ausher has served as our Chief Accounting Officer since the Closing. He served as Chief Accounting Officer of Primo Water from May 2015 to November 2024. Prior to his appointment with Primo Water, from 2011 to 2015, Mr. Ausher served as Primo Water’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as Primo Water’s Corporate Controller, and from 2008 to 2010, he held the position of Controller for Primo Water’s U.S. Business Unit.
•Robert Austin has served as our Chief Operating Officer since the Closing. He previously served as Chief Operating Officer of BlueTriton from June 2023 to November 2024. Prior to serving as Chief Operating Officer, Mr. Austin served as President of BlueTriton from 2022 to 2023 and Vice President of Field Operations from 2021 to 2022 at BlueTriton’s ReadyRefresh segment. From 2006 to 2021, Mr. Austin served in several leadership roles for ReadyRefresh at Nestlé Waters, including serving as Senior Director of Supply Chain – ReadyRefresh and National Operations Manager – Retail Direct for ReadyRefresh.
•Hih Song Kim has served as the Chief Legal Officer and Corporate Secretary since August 2025 and, prior to such role, served as our Chief Administrative Officer and Assistant Corporate Secretary following the Closing. She previously served as the Executive Vice President, Chief Legal Officer, and Corporate Secretary of BlueTriton from July 2021 to November 2024. From 2019 to 2021, Ms. Kim served as Senior Vice President and General Counsel of Kaplan Test Prep, a subsidiary of Graham Holdings Company. Prior to that role, Ms. Kim served as Senior Vice President and General Counsel of Stoli Group (USA), LLC, a producer and distributor of spirits, wines, and non-alcoholic beverages. In 2023, Ms. Kim was elected to serve as Chair of the IBWA’s board of directors, where she previously served as Vice Chair.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NYSE under the ticker symbol “PRMB.”
As of February 24, 2026, we had 36 Class A stockholders of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. As of February 24, 2026, we did not have any shares of Class B common stock, par value $0.01 per share, outstanding.
Our Board of Directors declared a cash dividend in each quarter during 2025 and the fourth quarter of 2024. The quarterly dividend in 2025 was $0.10 per share of outstanding Class A common stock of the Company for an aggregated amount of approximately $150.4 million and in the fourth quarter of 2024 was $0.09 per share of outstanding Class A common stock of the Company for an aggregated amount of approximately $34.4 million. We intend to pay a regular quarterly dividend on our Class A common stock subject to, among other things, the best interests of our stockholders, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in our debt agreements as well as other factors that our Board of Directors may deem relevant from time to time.
There are certain restrictions on the payment of dividends under our Amended Credit Agreement, the Secured Indenture and the Unsecured Indenture. Such restrictions allow us to pay dividends only under certain amounts in a given year or otherwise subject to certain restrictions, such as there being no existing default or event of default that would occur under such debt agreement as a result of such distribution and compliance with certain leverage ratios contained in the applicable debt agreement. In addition, our Stockholders Agreement provides that, for so long as the ORCP Group own at least 30% of the outstanding shares of the Company’s Class A common stock, the prior written approval of the ORCP Group will be required before we can declare or pay dividends to stockholders on a non-pro rata basis or in excess of $175 million in the aggregate in any fiscal year.
The Amended Credit Agreement, the Secured Indenture and the Unsecured Indenture are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Stockholder Return Performance Graph
The following graph shows changes between November 11, 2024 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2025 in the value of $100, assuming reinvestment of dividends, invested in: (i) our Class A common stock; (ii) the S&P 400 Index; (iii) the peer group, which consists of publicly-traded companies in the beverage, other consumer packaged goods and route-based service industries, comprised of: The Boston Beer Company, Inc., Campbell Soup Company, Clean Harbors, Inc., Coca-Cola Consolidated, Inc., Flowers Foods, Inc., General Mills, Inc., The Hershey Company, the J.M. Smucker Company, Keurig Dr. Pepper Inc., Lamb Weston Holdings, Inc., Molson Coors Beverage Company, Monster Beverage Corporation, Post Holdings, Inc., Waste Connections, Inc., WK Kellogg Co, and XPO, Inc. The closing price of Primo Brands’s Class A common stock as of December 31, 2025 was $16.35 on the NYSE. The following table is in US dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

150
125
100
75
50
11/11/2024
12/31/2024
12/31/2025
Primo Brands Corporation
S&P 400
Peer Group

ASSUMES $100 INVESTED ON NOVEMBER 11, 2024
ASSUMES DIVIDENDS REINVESTED
PERIOD DECEMBER 31, 2025

Company / Market / Peer Group	November 11, 2024	December 31, 2024	December 31, 2025
Primo Brands Corporation	$100.00	$127.09	$68.67
S&P 400	$100.00	$94.92	$102.04
Peer Group	$100.00	$95.87	$96.21
Issuer Purchases of Equity Securities
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million. Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital. During the quarter ended December 31, 2025, we repurchased 7,319,950 shares of our Class A common stock for an aggregate purchase price of approximately $119.6 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.

Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the quarter ended December 31, 2025 is provided below:

	Total Number of Shares of Class A Common Stock Purchased [3]	Average Price Paid per Share of Class A Common Stock [1]	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs [2]
October 1, 2025 - October 31, 2025	520,977	$22.07	520,977	$165,343,162
November 1, 2025 - November 30, 2025	5,001,293	$15.74	4,857,364	$138,843,670
December 1, 2025 - December 31, 2025	1,941,609	$16.22	1,941,609	$107,345,887
Three months ended December 31, 2025	7,463,879
1 The average price per share of Class A common stock repurchased under the Share Repurchase Program does not include commissions paid to brokers.
2 Our Class A common stock repurchases are made through open market transactions pursuant to the Share Repurchase Program, publicly announced on August 7, 2025, to repurchase up to $250.0 million of our Class A common stock. On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million of our Class A common stock. The Share Repurchase Program will expire when all of the available allotted funds under the Share Repurchase Program are depleted.
3 Inclusive of 143,929 shares purchased by affiliated purchasers through open market transactions during the quarter ended December 31, 2025. These transactions were not part of the Share Repurchase Program.
Tax Withholding
During the quarter ended December 31, 2025, we withheld 240,701 shares of Class A common stock at an average price of $20.95 per share, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
Unregistered Sales of Equity Securities
We did not issue any equity securities that were not registered under the Securities Act during the period covered by this Form 10-K.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 “Financial Statements And Supplementary Data” of this Annual Report. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
Overview
Primo Brands is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every U.S. state and Canada.
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. We also have an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. We operate a vertically integrated coast-to-coast network that distributes our brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through our Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, we deliver responsibly sourced hydration solutions direct to home and business customers. Through our Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Refill business, consumers have the option to refill empty multi-use bottles at over 23,500 self-service refill stations. We also offer water filtration units for home and business customers across North America. We are a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. We have a portfolio of over 80 springs and actively manage water resources to help assure a steady supply of quality, safe drinking water today and in the future. We also help conserve over 28,000 acres of land across the U.S. and Canada. We are proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. We are committed to supporting the communities we serve, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. We employ more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
Consolidation in the Retail Industry
Our industry has been affected by the trend toward consolidation in the retail channel. Many of our retail customers have consolidated in recent years, and this consolidation trend may continue. As a result, our retail customers may seek lower pricing and demand increased marketing or promotional expenditures from us. Large retailers are also increasingly using their distribution networks and economies of scale to introduce and develop private-label brands, such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. See Item 1A. "Risk Factors — Risks Related to our Customers, Suppliers and Associates" in this Annual Report.
General Economic Conditions and Other Factors
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains and tariffs, which are likely to continue to create challenging conditions for our business through increased costs, lower consumer spending, volatility in financial markets and other impacts. While we have taken steps to minimize these impacts, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
The markets in which we operate are subject to seasonal variations. Our water sales are generally higher during the warmer months and our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products. This seasonality causes our working capital needs to fluctuate throughout the year.
We conduct operations in Canada and are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had, and will continue to have, an impact on our results of operations.
Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are PET resin, glass, aluminum, HDPE and LDPE. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.
In 2025, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities, making equipment upgrades and post-Transaction (as defined below) integration related activities.

Factors Affecting Comparability of Financial Information

BlueTriton - Primo Water Transaction
On November 8, 2024, Primo Brands consummated the transactions contemplated by the Arrangement Agreement and Plan of Merger, dated as of June 16, 2024, as amended by that certain Amendment No. 1 thereto dated October 1, 2024 (the document, as amended, the “Arrangement Agreement”, and the aggregation of these activities are henceforth referred to as transactions effecting the Arrangement Agreement, the "Transaction") in which Primo Brands became the surviving corporation, and Primo Water and BlueTriton became wholly-owned subsidiaries of Primo Brands. See Note 1 - "Description of the Business” to the Consolidated Financial Statements contained in this Annual Report for additional information.
We accounted for the Transaction as a business combination in which BlueTriton was the accounting acquirer. Accordingly, assets acquired and liabilities assumed were measured at their acquisition date fair values as of November 8, 2024. For the year ended December 31, 2023, our consolidated operating results reflect only BlueTriton. The financial statements incorporate Primo Water’s performance from November 9, 2024 through December 31, 2024, as well as the full year ended December 31, 2025.

Non-GAAP Financial Measures
We present certain non-GAAP measures in this Annual Report, including Adjusted EBITDA and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted for acquisition, integration and restructuring expenses, stock-based compensation costs, impairment charges, unrealized loss (gain) on foreign exchange and commodity forwards, loss on disposal of property, plant and equipment, net, loss on modification and extinguishment of debt, management fees, purchase accounting adjustments, and other adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources, and measure leverage. We believe that Adjusted EBITDA is a useful metric for management,” investors, and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in evaluating the effectiveness of our business strategies, and to establish annual budgets and forecasts. We also use Adjusted EBITDA as a target for short-term incentive compensation for management.
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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
($ in millions)	2025	2024
Net income (loss) from continuing operations	$80.4	$(12.6)
Interest and financing expense, net	326.5	339.6
Provision for income taxes	64.6	33.3
Depreciation and amortization	610.2	333.3
EBITDA	$1,081.7	$693.6
Acquisition, integration and restructuring expenses[1]	271.8	204.1
Stock-based compensation costs	49.9	8.3
Intangible asset impairment	35.6	—
Unrealized loss on foreign exchange and commodity forwards, net	4.4	6.4
Loss on disposal of property, plant and equipment, net	17.4	5.4
Loss on modification and extinguishment of debt	18.6	—
Management fees	—	53.4
Purchase accounting adjustments	1.2	4.8
Proceeds from insurance settlements	(47.3)	—
Other adjustments, net	13.5	18.6
Adjusted EBITDA	$1,446.8	$994.6
______________________
1 Amounts include labor-related costs.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Year Ended December 31,
($ in millions)	2025	% of Net Sales	2024	% of Net Sales	$ Variance	% Change
Net sales	$6,664.0	100.0%	$5,152.5	100.0%	$1,511.5	29.3%
Cost of sales	4,643.8	69.7%	3,530.9	68.5%	1,112.9	31.5%
Gross profit	2,020.2	30.3%	1,621.6	31.5%	398.6	24.6%
Selling, general and administrative expenses	1,390.4	20.9%	1,050.6	20.4%	339.8	32.3%
Acquisition, integration and restructuring expenses	167.5	2.5%	204.1	4.0%	(36.6)	(17.9)%
Intangible asset impairment	35.6	0.5%	—	—%	35.6	100%
Other operating (income) expense, net	(3.7)	(0.1)%	6.6	0.1%	(10.3)	(156.1)%
Operating income	430.4	6.5%	360.3	7.0%	70.1	19.5%
Other income, net	(59.7)	(0.9)%	—	—%	(59.7)	100%
Loss on modification and extinguishment of debt	18.6	0.3%	—	—%	18.6	100%
Interest and financing expense, net	326.5	4.9%	339.6	6.6%	(13.1)	(3.9)%
Income from continuing operations before income taxes	145.0	2.2%	20.7	0.4%	124.3	600.5%
Provision for income taxes	64.6	1.0%	33.3	0.6%	31.3	94.0%
Net income (loss) from continuing operations	$80.4	1.2%	$(12.6)	(0.2)%	$93.0	(738.1)%

The following table sets forth our consolidated Net sales by water type:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Variance	% Change
Regional spring water	$3,319.9	$3,234.5	$85.4	2.6%
Purified water	2,102.0	1,348.7	753.3	55.9%
Premium water	349.9	94.8	255.1	269.1%
Other water	128.8	140.7	(11.9)	(8.5)%
Other	763.4	333.8	429.6	128.7%
Total Net sales	$6,664.0	$5,152.5	$1,511.5	29.3%
Net Sales
During the year ended December 31, 2025, net sales were $6,664.0 million, an increase of $1,511.5 million, or 29.3%, as compared to the year ended December 31, 2024, primarily related to $1,541.6 million of net sales attributable to Primo Water as a result of the Transaction, partially offset by a decrease of $80.8 million in volumes attributable to non-recurring sales in 2024 as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the year ended December 31, 2025, cost of sales was $4,643.8 million, an increase of $1,112.9 million, or 31.5%, as compared to the year ended December 31, 2024. The increase in costs was primarily driven by $1,126.6 million of cost of sales attributable to Primo Water as a result of the Transaction and, to a lesser extent, $35.6 million of non-recurring integration costs attributable to BlueTriton Brands in the current year, partially offset by $65.0 million in non-recurring costs of sales as a result of the sale of the production facility in Ontario, Canada that was completed during the first quarter of 2025.
Gross Profit and Gross Margin
During the year ended December 31, 2025, gross profit was $2,020.2 million, an increase of $398.6 million, or 24.6%, as compared to the year ended December 31, 2024, and gross margin as a percentage of net sales was 30.3%, as compared to 31.5% during the year ended December 31, 2024. This change was primarily driven by $415.0 million of gross profit, or 26.9% gross margin, attributable to Primo Water as a result of the Transaction and the factors discussed above.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the year ended December 31, 2025, selling, general and administrative expenses were $1,390.4 million, an increase of $339.8 million, or 32.3%, as compared to the year ended December 31, 2024, primarily due to $403.7 million of costs attributable to Primo Water as a result of the Transaction, partially offset by $53.4 million of nonrecurring management fees incurred in the prior year.
Acquisition, Integration and Restructuring Expenses
Transaction costs include those associated with the Transaction, including subsequent costs directly related to its consummation. Other acquisition expenses include costs associated with our acquisitions, as well as costs incurred in connection with potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred in connection with business optimization, among others.
During the year ended December 31, 2025, acquisition, integration and restructuring expenses were $167.5 million, a decrease of $36.6 million, as compared to the year ended December 31, 2024, primarily due to a decrease in Transaction costs of $102.5 million driven by higher Transaction-related costs and non-recurring employee severance and termination-

related costs of $47.3 million incurred in the prior year. These decreases were partially offset by an increase in integration-related costs of $113.4 million in 2025.
Intangible Asset Impairment
During the year ended December 31, 2025, we recorded impairment charges of $35.6 million associated with an indefinite-lived trade name, as further described in Note 2 - "Summary of Significant Accounting Policies".
Other Operating (Income) Expense, Net
Other operating (income) expense, net, includes primarily unrealized foreign exchange (gains) losses, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the year ended December 31, 2025, Other operating income, net was $3.7 million, compared to expense of $6.6 million during the year ended December 31, 2024. This change is primarily due to an unrealized gain on commodity forwards of $1.9 million in 2025 compared to unrealized loss of $1.8 million in the prior year period as well as unrealized foreign exchange gains of $1.8 million in 2025 compared to unrealized losses of $3.4 million in the prior year period.
Other Income, Net
Other income, net during the year ended December 31, 2025 was $59.7 million, compared to nil during the year ended December 31, 2024. The income is primarily related to insurance proceeds of $60.8 million for an insurance claim associated with a warehouse in Texas damaged by a tornado. $47.3 million of the proceeds is related to capital related costs to repair infrastructure on the warehouse and $13.5 million of the proceeds is related to business interruption related to the event and proceeds in excess of other costs incurred.
Loss on Modification and Extinguishment of Debt
During the year ended December 31, 2025, we consummated the Refinancing Transactions (as defined below) to simplify our capital structure, streamline our reporting and compliance requirements and reduce the overall cost of our borrowings. As a result of these transactions, we recorded charges totaling $18.6 million.

Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the year ended December 31, 2025, interest and financing expense, net, was $326.5 million, a decrease of $13.1 million, or 3.9%, as compared to the year ended December 31, 2024, primarily relating to a lower effective interest rate on the Term Loans (as defined below) and no outstanding revolving debt during the year ended December 31, 2025, substantially offset by an increase of $57.9 million of interest and financing expense primarily related to the addition of the 3.875% Senior Notes and the 4.375% Senior Notes as a result of the Transaction (as defined below).
Provision for Income Tax
During the year ended December 31, 2025, income tax expense was $64.6 million compared to $33.3 million during the year ended December 31, 2024. The effective tax rate was 44.6% in the year ended December 31, 2025, compared to 160.9% in the year ended December 31, 2024.
The effective tax rate for the year ended December 31, 2025 decreased from the effective tax rate from the year ended December 31, 2024 due primarily to non-deductible transaction costs, enacted rate changes, and related-party transactions in 2024 related to the merger. The effective tax rate for the year ended December 31, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with valuation allowances.
Liquidity and Capital Resources
Historically, we have funded our operations, capital expenditures and acquisitions through a combination of cash generated from operating activities and debt financing, including our Term Loans and Senior Notes, consistent with our capital structure strategy in prior years.
Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, dividends and acquisitions. We have historically funded our operations and acquisitions primarily through cash provided by operating activities and debt financing.

We believe that a combination of cash generated from operating activities, and undrawn availability under the Revolving Credit Facility (as defined below) will provide sufficient liquidity to support our working capital needs, planned growth and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness, and support our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our debt. As a result, we will be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations or to refinance our indebtedness on beneficial terms at maturity would adversely affect our financial condition. We may also require additional capital in the future to pursue attractive acquisition opportunities in our industry. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors, some of which are beyond our control, as well as the other factors described in Part I, Item 1A. "Risk Factors” in this Annual Report.
As of December 31, 2025, we had $376.9 million of cash on hand (of which $0.2 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding $137.4 million of outstanding letters of credit) under the Revolving Credit Facility (defined below). We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
During the year ended December 31, 2025, we completed the sale of our Eden Springs Netherlands B.V. business located in the United Kingdom for aggregate deal consideration of $9.7 million and the sale of the portion of our Eden Springs Netherlands B.V. business located in Israel for net consideration of $41.7 million.
Secured and Unsecured Notes Exchange Offers
On January 27, 2025, we commenced separate private offers to exchange (collectively, the “Exchange Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings Inc. ("Primo Water Holdings") or Triton Water Holdings, Inc. ("Triton Water Holdings") both indirect, wholly owned subsidiaries of Primo Brands (collectively, the “Issuers”), for three new series of senior notes co-issued by the Issuers, and for holders who tendered by February 7, 2025 (the "Early Tender Date"), cash in an amount equal to 25 basis points of the principal amount of notes tendered. The Exchange Offers consisted of the following:
•an offer to exchange any and all of the €450,000,000 in aggregate principal amount of outstanding 3.875% Senior Secured Notes due 2028 (the “Original 3.875% Senior Notes”) issued by Primo Water Holdings for a combination of new 3.875% Senior Secured Notes due 2028 (the “3.875% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash;
•an offer to exchange any and all of the $750,000,000 in aggregate principal amount of outstanding 4.375% Senior Secured Notes due 2029 (the “Original 4.375% Senior Notes”) issued by Primo Water Holdings for a combination of new 4.375% Senior Secured Notes due 2029 (the “4.375% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash; and
•an offer to exchange any and all of the $713,023,000 in aggregate principal amount of outstanding 6.250% Senior Unsecured Notes due 2029 (the “Original 6.250% Senior Notes” and, together with the Original 3.875% Senior Notes and the Original 4.375% Senior Notes, the "Original Notes") issued by the Triton Water Holdings for a combination of new 6.250% Senior Unsecured Notes due 2029 (the “6.250% Senior Notes” and, together with the 3.875% Senior Notes and the 4.375% Senior Notes, the "New Notes"), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash.
On the Early Tender Date, we entered into supplemental indentures related to the respective indentures governing the Original Notes that eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures. Additionally, the supplemental indentures to the indentures governing the Original 3.875% Senior Notes and the Original 4.375% Senior Notes released the guarantees of such notes previously provided by the guarantors thereunder.

The following table reflects the impact of the Exchange Offers:

Senior Notes	Principal Offered for Exchange	Values Exchanged
($ in millions)
6.250% Senior Notes	$713.0	$712.8
3.875% Senior Notes	€450.0	€441.9
4.375% Senior Notes	$750.0	$746.5
Substantially concurrently with the Exchange Offers, we (i) repaid all amounts outstanding, and terminated commitments, under the asset based lending revolving credit agreement ("ABL Credit Facility") among Triton Water Holdings and Triton Water Intermediate, Inc. ("Intermediate Holdings") and the lenders party thereto entered into on March 31, 2021 which provided for up to $350 million of revolving loan commitments, (ii) repaid all amounts outstanding, and terminated commitments, under Primo Water's prior revolving credit facility (the "Original Revolving Credit Facility"), and (iii) entered into an amendment, which amended the credit agreement governing the Term Loans to, among other things, (x) reprice the Term Loans and to make related changes to effect such repricing, and (y) provide for a new revolving credit facility (the “Revolving Credit Facility,” and the transactions referred to in clauses (i) through (iii), the “Credit Facilities Transactions,” and, the Credit Facilities Transactions, together with the Exchange Offers, collectively, the “Refinancing Transactions”).
Debt
The following table summarizes our total debt in the Consolidated Balance Sheets as of the periods presented:

($ in millions)	December 31, 2025	December 31, 2024
Term Loans	$3,067.6	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	512.2	459.8
4.375% Senior Notes [1,2]	714.8	710.0
Revolving Credit Facility	—	—
Finance leases (see Note 8 "Leases")	170.8	100.2
Other	31.7	11.4
Unamortized debt costs and discounts	(52.0)	(64.9)
Total debt	$5,157.9	$5,028.1
Less: current portion of long term debt	73.3	64.5
Long-term debt, less current portion	$5,084.6	$4,963.6
______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the Original Notes. The December 31, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the New Secured Notes, and the December 31, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes, each as described below under "Description of Certain Indebtedness."
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $7.5 million and $31.7 million, respectively, as of December 31, 2025. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024.
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
As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $39.4 million and $54.4 million, respectively.
Interest Rate and Fees
The interest rate applicable to borrowings under the Term Loans will be, at our option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) Adjusted Term-SOFR published on such date, plus 1.00%), plus an applicable spread, or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR, or any shorter period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR Loans under the Term Loan is 2.25%. The Term Loan is subject to a SOFR floor of 0.50%.
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
Covenant Compliance
Our Amended Credit Agreement contains customary covenants that include, among other things, restrictions on our ability and the ability of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, optionally prepay or modify terms of certain junior indebtedness, sell or otherwise transfer certain assets, or enter into transactions with affiliates (in each case subject to permitted exceptions). We were in compliance with these financial covenants as of December 31, 2025.
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
Guarantee and Security
The obligations under the Amended Credit Agreement are guaranteed by the Guarantors. The Term Loans are secured by a first-priority lien on substantially all of the Issuers’ and the Guarantors’ current and fixed assets (subject to certain exceptions), subject to certain permitted liens.
Revolving Credit Facility
The Fourth Amendment to the Amended Credit Agreement contains a revolving credit facility (the “Revolving Credit Facility”) which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement). The Amended Credit Agreement provides for up to $150.0 million of the Revolving Credit Facility is available as swing line loans and up to $250.0 million is available as standby letters of credit.
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
We recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility during the year ended December 31, 2025. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility.
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
Covenant Compliance
The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter. We were in compliance with the applicable covenants as of December 31, 2025.
Original 3.875% Senior Notes, Original 4.375% Senior Notes and New Secured Notes
On October 22, 2020, Primo Water Holdings issued €450.0 million ($529.3 million at exchange rates in effect on December 31, 2025) of Original 3.875% Senior Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws.
On April 30, 2021, Primo Water Holdings issued $750.0 million of Original 4.375% Senior Notes to qualified purchasers in a private placement offering under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws.
Pursuant to an indenture, dated as of February 12, 2025, by and among the Issuers, the guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar (the "Secured Indenture"), the Issuers co-issued the 3.875% Senior Notes and the 4.375% Senior Notes (collectively, the "New Secured Notes") to holders who participated in the Exchange Offers. The Secured Indenture eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in such indenture as well as to release the note guarantee of each guarantor.
The 3.875% Senior Notes will mature October 31, 2028 and bear interest at a rate of 3.875% per annum, which is payable semi-annually on April 30 and October 31 of each year. The 4.375% Senior Notes will mature on April 30, 2029 and bear interest at a rate of 4.375% per annum, which is payable semi-annually on April 30 and October 31 of each year.
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
In connection with any tender offer, other offer to purchase, or exchange offer for the New Secured Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the Secured Indenture, if not less than 90.0% of the New Secured Notes of the applicable series outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all New Secured Notes of such series that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of New Secured Notes of the applicable series in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the New Secured Notes also have the right to require the Issuers to repurchase their New Secured Notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the New Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
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
The Secured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the Secured Indenture will not be applicable, and the guarantees of the New Secured Notes will be released, during any period when the New Secured Notes have an investment grade rating. We were in compliance with the covenants in the Secured Indenture as of December 31, 2025.

The issuance of the 3.875% Senior Notes resulting from the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes.
The issuance of the 4.375% Senior Notes resulting from the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes.
Original 6.250% Senior Notes and 6.250% Senior Notes
On March 31, 2021, Triton Water Holdings issued $770.0 million in aggregate principal amount of its Original 6.250% Senior Notes. We incurred costs of $19.0 million related to the issuance of the Original 6.250% Senior Notes, which were recorded as a reduction of the carrying amount and are being amortized using the effective interest method over a period of eight years, which represents the term to maturity.
Pursuant to an indenture, dated as of February 12, 2025, by and among the Issuers, the Guarantors, and Wilmington Trust, National Association, as trustee (the "Unsecured Indenture"), the Issuers co-issued the 6.250% Senior Notes to holders who participated in the Exchange Offers.
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
In connection with any tender offer, other offer to purchase, or exchange offer for the 6.250% Senior Notes, including pursuant to a change of control, alternate offer, or asset sale offer, each as defined in the Unsecured Indenture, if not less than 90.0% of the 6.250% Senior Notes outstanding are purchased or exchanged by the Issuers or a third party, the Issuers or such third party will have the right to redeem, purchase, or exchange, as applicable, all 6.250% Senior Notes that remain outstanding following such purchase or exchange, as applicable, (i) in the case of a tender offer or other offer to purchase, at the price paid to holders of 6.250% Senior Notes in such purchase (excluding any early tender premium, to the extent paid in connection with a tender offer, or accrued and unpaid interest paid to such other holders) or (ii) in the case of an exchange offer, for the same consideration provided in such exchange offer, in each case, plus, to the extent not otherwise included in the consideration paid, accrued and unpaid interest, if any, to, but excluding, the date of redemption, purchase, or exchange. The holders of the 6.250% Senior Notes will also have the right to require the Issuers to repurchase their notes upon the occurrence of a change in control at an offer price equal to 101.0% of the principal amount of the 6.250% Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The 6.250% Senior Notes are guaranteed by the Guarantors. The 6.250% Senior Notes and related guarantees are the Issuers’ and Guarantors’ senior unsecured obligations. The Unsecured Indenture contains covenants that limit our (and our subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate our subsidiaries as unrestricted subsidiaries. Many of the covenants contained in the Secured Indenture will not be applicable, and the guarantees of the 6.250% Senior Notes will be released, during any period when the 6.250% Senior Notes have an investment grade rating. We were in compliance with the covenants in the Unsecured Indenture as of December 31, 2025.
The issuance of the 6.250% Senior Notes pursuant to the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.7 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 6.250% Senior Notes.

Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of December 31, 2025, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Neutral
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access the capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contracts
As part of the Transaction, we acquired foreign exchange forward contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards"). Prior to completion of the Exchange Offers, as described above and in Note 12 - "Debt", the derivative financial instruments were utilized to hedge the foreign exchange risk associated with the Original 3.875% Senior Notes. Following completion of the Exchange Offers, such derivative financial instruments were utilized to hedge the foreign exchange risk associated with the €441.9 million 3.875% Senior Notes and €8.1 million non-tendered Original 3.875% Senior Notes (collectively, the "Euro Notes").
On August 6, 2025, we net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($529.3 million at exchange rates in effect on December 31, 2025) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
Interest Rate Swaps
During the year ended December 31, 2025, we entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal.
Issuer Purchases of Equity Securities
Share Repurchases
On March 10, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Triton Water Parent Holdings, LP and its affiliates (the “Sponsor Stockholder”) and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of our Class A common stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A common stock, at an offering price of $29.50 per share (the "March Offering"). The March Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March Offering. No shares were sold by us. Following the March Offering, we were no longer considered a controlled company.
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
On May 7, 2025, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the Stock Purchase Agreement, we agreed to repurchase 3,157,562 shares of our Class A common stock, from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined below) (the "May Share Repurchase"). The May Share Repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. We funded the May Share Repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.

On May 8, 2025, we entered into an underwriting agreement with the Sponsor Stockholder, Triton Water Equity Holdings and BofA Securities, Inc. and Morgan Stanley & Co. LLC, as underwriters, in connection with the underwritten secondary offering by the Sponsor Stockholder and Triton Water Equity Holdings of 47,500,000 shares of Class A common stock at a price of $31.67 (the "May Offering"). The May Offering closed on May 12, 2025. The Sponsor Stockholder and Triton Water Equity Holdings received all of the proceeds from the May Offering. No shares were sold by us.
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million worth of our outstanding Class A common stock. Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital.
During the year ended December 31, 2025, we repurchased 10,331,154 shares of our Class A common stock for an aggregate purchase price of approximately $192.9 million through open market transactions under the Share Repurchase Program.
Repurchased shares were subsequently retired. Please refer to the table in Part II, Item 5 of this Annual Report.
We are unable to predict the number of shares of Class A common stock that ultimately will be repurchased under the current Share Repurchase Program, or the aggregate dollar amount of shares of Class A common stock to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Tax Withholding
During the year ended December 31, 2025, 556,415 shares of our Class A common stock were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 5 of this Annual Report.
Dividend Payments
On February 20, 2025, our Board of Directors declared a dividend of $0.10 per share of our outstanding Class A common stock, which was paid in cash on March 24, 2025 to stockholders of record at the close of business on March 7, 2025.
On May 1, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A common stock, which was paid in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.
On August 6, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A common stock, which was paid in cash on September 4, 2025 to stockholders of record at the close of business on August 21, 2025.
On November 5, 2025, our Board of Directors declared a dividend of $0.10 per share on our outstanding Class A common stock, which was paid in cash on December 5, 2025 to stockholders of record at the close of business on November 25, 2025.
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock, payable in cash on March 23, 2026 to stockholders of record at the close of business on March 6, 2026.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended December 31,
($ in millions)	2025	2024
Net cash provided by operating activities of continuing operations	$680.3	$463.8
Net cash (used in) provided by investing activities of continuing operations	(337.9)	468.6
Net cash used in financing activities of continuing operations	(632.0)	(362.9)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	7.1	3.4
Net cash provided by investing activities from discontinued operations	38.8	5.8
Net cash used in financing activities from discontinued operations	(2.2)	(3.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	2.1	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(243.8)	$573.7
Cash and cash equivalents and restricted cash, beginning of period	620.7	47.0
Cash and cash equivalents and restricted cash, end of period	$376.9	$620.7
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	6.3
Cash and cash equivalents and restricted cash of continuing operations, end of period	$376.9	$614.4
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Net cash provided by operating activities of continuing operations was $680.3 million for the year ended December 31, 2025 as compared to $463.8 million for the year ended December 31, 2024. The $216.5 million increase was due primarily to improved earnings, excluding non-cash charges, of $457.2 million and an increase in cash provided by prepaid and other current and non current assets of $45.7 million, partially offset by an increase in cash used for trade payables and accrued liabilities of $138.5 million, inventories of $33.4 million, and trade receivables of $114.5 million.
Net cash used in investing activities of continuing operations was $337.9 million for the year ended December 31, 2025, compared to net cash provided by investing activities of continuing operations of $468.6 million for the year ended December 31, 2024. The decrease of $806.5 million is primarily due to increased additions to property, plant and equipment and intangible assets of $243.5 million and $665.9 million of cash acquired in the Transaction in the prior year not recurring in 2025, partially offset by $56.9 million of proceeds received from the sale of the production facility in Ontario, Canada and assets related to our coffee business and $47.3 million of proceeds from insurance settlements.
Net cash used in financing activities of continuing operations for the year ended December 31, 2025 was $632.0 million, compared to $362.9 million for the year ended December 31, 2024. The $269.1 million increase was due primarily to an increase in Class A common stock repurchased and cancelled of $411.1 million due primarily to the Share Repurchase Program, an increase in dividends paid to holders of our Class A common stock of $115.6 million representing a full year of activity in the year ended December 31, 2025 compared to one quarter of activity in the prior year and an increase in finance lease principal payments of $26.3 million, as well as $392.0 million in borrowings, net of discount, related to the 2024 Incremental Term Loan in March 2024 and $25.0 million in other borrowings not recurring in 2025. These increases were partially offset by a dividend to the Sponsor Stockholder of $448.6 million, the dividends paid to Primo Water stockholders of $131.5 million and repayments of borrowings of $115.0 million, each of which occurred in 2024 and did not recur in 2025.

Other Liquidity Matters
The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 31, 2025:

		Payments due by period
($ in millions)	Total	2026	2027	2028	2029	2030	Thereafter
Term Loans	$3,067.7	$31.0	$31.0	$3,005.7	$—	$—	$—
4.375% Senior Notes[1]	746.5	—	—	—	746.5	—	—
6.250% Senior Notes	712.8	—	—	—	712.8	—	—
3.875% Senior Notes[1]	519.7	—	—	519.7	—	—	—
Other Debt	31.6	4.9	1.3	9.8	3.9	0.2	11.5
Revolving Credit Facility	—	—	—	—	—	—	—
Interest payments	816.0	320.9	312.8	150.6	23.8	0.8	7.1
Operating leases	707.9	126.4	108.2	89.5	74.1	63.7	246.0
Finance leases	229.8	46.7	34.0	24.5	17.4	14.5	92.7
Postretirement benefits obligation	7.7	0.8	0.8	0.9	0.9	0.8	3.5
Purchase obligations[2]	187.1	92.1	28.1	26.7	23.7	16.5	—
Other liabilities	2.6	2.6		—	—	—	—
Total	$7,029.4	$625.4	$516.2	$3,827.4	$1,603.1	$96.5	$360.8
1 Payments for the 3.875% Senior Notes and the 4.375% Senior Notes exclude the unamortized discounts of $7.5 million and $31.7 million, respectively, as of December 31, 2025.
2 Purchase obligations consist of commitments for the purchase of subscriptions, utilities, services and supplies vital to the Company's operations and ability to serve its customers. These obligations represent the minimum contractual obligations expected under the normal course of business.
We have not provided for federal, state, and foreign deferred income taxes on the undistributed earnings of our subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences. A future change to our assertion that foreign earnings will be permanently reinvested could result in additional income taxes and/or withholding taxes payable, where applicable. Therefore, a higher effective tax rate could occur during the period of repatriation.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our significant accounting policies and recently issued accounting pronouncements are described in Note 2 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report. We believe the following represent our critical accounting policies:
Estimates
The preparation of the Consolidated Financial Statements included in this Annual Report in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, insurance reserves, realization of deferred income tax assets, and the resolution of tax contingencies.
Revenue Recognition
Our principal source of revenue is bottled water sales to customers primarily in the United States. Revenue is recognized when a customer obtains control of promised goods (the obligation), which may be upon shipment of goods or upon delivery to the customer as defined in the customer contract or purchase order. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those goods. Amounts collected from customers for sales taxes are excluded from the transaction price. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when the customer receives the benefit of the performance obligation (we have only one obligation).
The nature of our contracts give rise to variable consideration including volume-based rebates, growth incentives, point of sale promotions, and other trade promotional discounts (sales incentives). For certain sales incentives, the accrual we record for the rebate or discount that will be granted to the customer requires significant estimation. The critical assumptions used in estimating the sales incentive accruals include our estimate of expected levels of performance and redemption rates, which requires judgment. These assumptions are developed based upon the historical performance of the customer's participation with similar types of promotions adjusted for current trends. These estimated sales incentives are included in the transaction price of our contracts with customers as a reduction within net sales and are included as either a reduction in accounts receivable if the customer is entitled to take a deduction on their payment, or as accrued sales incentives in accruals and other current liabilities if we anticipate needing to pay the customer.
Estimated discounts reflected in Trade receivables, net of allowance for expected credit losses were $55.8 million and $61.8 million as of December 31, 2025 and 2024, respectively. Accrued sales incentive obligations, recorded in Accruals and other current liabilities, were $36.2 million and $39.8 million as of December 31, 2025 and 2024, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, and as a result, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. We perform our annual impairment test in the fourth quarter or more frequently if a triggering event has occurred. Goodwill is tested for impairment at the reporting unit level and indefinite-lived intangible assets are tested for impairment at the asset level.
Primo Brands operates through one operating segment, which is also its sole reportable segment. Reporting units are determined based on one level below the operating segment level and we have determined that have two reporting units. In performing the goodwill impairment test, we may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. For purposes of the annual test for the year ended December 31, 2025, we elected to perform a qualitative assessment for our two reporting units to assess whether it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In performing these assessments, factors considered include macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in our operations or brand, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of our reporting units were greater than their respective carrying amounts, including goodwill, indicating no impairment during the year ended December 31, 2025.
Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2025, we determined that the fair value of each of our reporting units exceeded their carrying amounts.
We had goodwill of $3,581.9 million on our Consolidated Balance Sheet as of December 31, 2025, which represents amounts for our two reporting units.
Our intangible assets with indefinite lives relate to trademarks and trade names acquired in the acquisition of businesses, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets. We assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the trademarks and trade names were less than their respective carrying value. The qualitative factors we assessed included macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in our operations or brand, the impact of which are all significant judgments and estimates.
As a result of our qualitative test, we identified one indefinite-lived intangible asset requiring a quantitative assessment as further detailed below. For the remaining indefinite-lived intangible assets, we concluded that it was more likely than not that the fair value of the trademarks and trade names were greater than their carrying value, therefore we were not required to perform any additional testing on these trademarks and trade names.

During the fourth quarter of 2025, due to a decline in estimated future revenues associated with one of our indefinite-lived trade names identified as part of our qualitative testing, we performed a recoverability test. To determine the fair value of the trade name being evaluated, we used a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trade name. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trade name. The assumptions used to estimate the fair value of the trade name are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trade name) and the risk adjusted discount rate. Based on our impairment test, we determined that the trade name was impaired and recognized an impairment charge of $35.6 million within the Intangible asset impairment line item in the Consolidated Statements of Operations.
As of December 31, 2025, intangible assets with indefinite lives have an aggregate book value of $1,122.9 million.
There are inherent uncertainties related to each of the qualitative assumptions, and our judgment in applying them. Changes in the assumptions used in our qualitative and quantitative assessments of goodwill and intangible assets could result in impairment charges that could be material to the consolidated financial statements in any given period.
Insurance Reserves
We are self-insured for workers’ compensation, property, automobile and general liability. The self-insurance claim liability is determined actuarially, at a minimum annually, based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to variability in the liability estimates. The estimates used are derived from any inputs including the severity of claims, frequency and volume of claims, the development timeframe, settlement history and patterns, and cost trends. We have purchased stop-loss coverage from various insurers in order to limit our claims exposure. The insurance-related liabilities are not discounted. The balances of our self-insurance reserves were $199.2 million and $153.3 million for the years ended December 31, 2025 and 2024, respectively, of which $32.0 million and $23.8 million, respectively, was covered by insurance. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.
Recently Issued Accounting Pronouncements
Refer to Note 2 - "Summary of Significant Accounting Policies" in the Consolidated Financial Statements included in this Annual Report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
Our business and financial results are affected by fluctuations in world financial markets, including currency exchange rate risk, interest rates, commodity price risk and credit risk. We may utilize fixed price or volume contracts that may extend over one year and derivative financial instruments (including foreign exchange forward contracts and interest rate swap arrangements), among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.
Currency Exchange Rate Risk
We are exposed to changes in foreign currency exchange rates. Operations outside of the United States are primarily concentrated in Canada and accounted for 1.5% and 2.6% of Net sales for the years ended December 31, 2025 and December 31, 2024, respectively. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar for the year ended December 31, 2025 would result in changes to our Net sales and Gross profit of approximately $10.2 million and $1.7 million, respectively. This change would not be material to our cash flows and our results of operations.
Debt Obligations and Interest Rate Risk
We regularly review the structure of our indebtedness and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. If we use and fail to manage these derivative instruments successfully, or if we are unable to refinance our indebtedness or otherwise increase our debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively affect our financial condition and profitability.

We are subject to interest rate market risk in connection with our floating rate debt. Our principal interest rate exposure relates to outstanding amounts under our unhedged Term Loans principal and Revolving Credit Facility, which bear interest at a variable rate. If there is a rise in interest rates, our debt service obligations on the borrowings under these facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity.
As of December 31, 2025, the balance outstanding under the Term Loans was $3,067.6 million and there were no borrowings outstanding under the Revolving Credit Facility. A 100 basis point increase in the current per annum interest rates for these facilities (excluding $137.4 million of outstanding letters of credit) would result in additional interest expense of approximately $30.7 million. The weighted average interest rate of our Term Loans at December 31, 2025 was 6.63%.
The information below summarizes our market risks associated with debt obligations as of December 31, 2025. The table presents principal cash flows, including finance lease principal cashflows, and related interest by year. Interest rates disclosed represent the actual weighted average rates as of December 31, 2025:

	Debt Obligations
(in millions, except percentage amounts)	Outstanding Debt Balance	Weighted-Average Interest Rate
Debt maturing in:
2026	$73.7	6.0%
2027	59.1	6.3%
2028	3,553.4	6.2%
2029	1,475.7	5.3%
2030	10.7	6.2%
Thereafter	76.5	6.3%
Total	$5,249.1
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of resin for PET, HDPE and LDPE, as well as glass and aluminum for bottles and fuel. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our operating costs during the next 12 months by approximately $82.3 million. This change would be material to our cash flows and our results of operations. Commodity futures, forward and option contracts may be used from time to time to economically hedge against adverse changes in commodity prices on certain items such as diesel fuel and petroleum-based products.
Credit Risk
Credit risk arises from the potential that a customer or counterparty will fail to perform its obligations. We are exposed to credit risk on accounts receivable balances. We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. As of, and for the year ended, December 31, 2025, there was one customer who made up approximately 20% of Trade receivables, net of allowance for expected credit losses and 21% of Net sales. No other individual customer makes up more than 10% of Trade receivables, net, or Net sales. If any significant customer of ours should discontinue their partnership with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for expected credit losses need to be recorded. Significant economic disruptions or a slowdown in the economy could result in additional charges. We have not historically experienced any significant losses related to the collection of trade receivables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Securities trading arrangements.
During the fourth quarter of 2025, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company's definitive proxy statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days after December 31, 2025 (the “2026 Proxy Statement”). The information required by this item regarding executive officers appears as the Supplemental Item in Part I.
Our Insider Trading Compliance Policy includes our policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. This policy is included as Exhibit 19.1 hereto.
All of the Company's directors, officers and employees must comply with the Company's Code of Business Conduct and Ethics. The Company's Code of Business Conduct and Ethics is posted on the Company's website, www.primobrands.com under Governance, and the Company intends to comply with obligations to disclose any amendment to, or waiver of, provisions of the Code of Business Conduct and Ethics by posting such information on its website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company's 2026 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The documents filed as part of this report are as follows:
1.Financial Statements
The consolidated financial statements and accompanying reports of registered independent public accounting firms are listed in the Index to Consolidated Financial Statements and are filed as part of this report.
2.Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023 page F-55 of this Annual Report.
3.Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
4.1	Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K 12G3/A	4.7	11/12/2024	000-56706
4.1.1	Form of 6.250% Senior Notes due 2029.	8-K 12G3/A	Exhibit A to Exhibit 4.7	11/12/2024	000-56706
4.1.2	First Supplemental Indenture, dated as of February 7, 2025, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of March 31, 2021, by and among Triton Water Holdings, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.3	2/10/2025	001-42404
4.2	Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian Trustee, The Bank of New York Mellon, as U.S. Trustee, Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and The Bank of New York Mellon, London Branch, as London Paying Agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	10/22/2020	001-31410
4.2.1	Form of 3.875% Senior Notes due 2028.	8-K	Exhibit A to Exhibit 4.1	10/22/2020	001-31410
4.2.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent.	10-K	4.5	2/28/2024	001-31410
4.2.3	Guarantee of 3.875% Senior Notes due 2028 by Primo Brands Corporation.	8-K 12G3/A	4.9	11/12/2024	000-56706

4.2.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, to the Indenture, dated as of October 22, 2020, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 3.875% Senior Notes due 2028.	8-K	4.1	2/10/2025	001-42404
4.3	Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029.	8-K	4.1	4/30/2021	001-31410
4.3.1	Form of 4.375% Senior Notes due 2029.	8-K	Exhibit A to Exhibit 4.1	4/30/2021	001-31410
4.3.2	First Supplemental Indenture, dated as of October 24, 2023, by and among Primo Water Holdings Inc., Primo Water Financing One LLC, as a guarantor, BNY Trust Company of Canada, and The Bank of New York Mellon, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee.	10-K	4.6	2/28/2024	001-31410
4.3.3	Guarantee of 4.375% Senior Notes due 2029 by Primo Brands Corporation.	8-K 12G3/A	4.10	11/12/2024	000-56706
4.3.4	Second Supplemental Indenture, dated as of February 7, 2025, by and among Primo Water Holdings Inc., BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, to the Indenture, dated as of April 30, 2021, by and among Primo Water Holdings Inc., as issuer, the guarantors party thereto, BNY Trust Company of Canada, as Canadian trustee, and The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent, and authenticating agent, governing the 4.375% Senior Notes due 2029.	8-K	4.2	2/10/2025	001-42404
4.4	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as Euro registrar, governing the 3.875% Senior Secured Notes due 2028 and the 4.375% Senior Secured Notes due 2029.	8-K	4.1	2/12/2025	001-42404
4.4.1	Form of 3.875% Senior Secured Notes due 2028.	8-K	4.2	2/12/2025	001-42404
4.4.2	Form of 4.375% Senior Secured Notes due 2029.	8-K	4.3	2/12/2025	001-42404
4.5	Indenture, dated as of February 12, 2025, by and among Primo Water Holdings Inc., Triton Water Holdings, Inc., Primo Brands Corporation, the other guarantors party thereto, and Wilmington Trust, National Association, as trustee, governing the 6.250% Senior Notes due 2029.	8-K	4.4	2/12/2025	001-42404
4.5.1	Form of 6.250% Senior Notes due 2029.	8-K	4.5	2/12/2025	001-42404

4.6	Description of Capital Stock.	10-K	4.6	2/27/2025	001-42404
10.1	Stockholders Agreement, dated as of November 7, 2024, by and among Primo Brands Corporation and the Initial ORCP Stockholder.	8-K 12G3/A	10.1	11/12/2024	000-56706
10.2	Form of Indemnification and Advancement Agreement of Primo Brands Corporation.	8-K 12G3/A	10.2	11/12/2024	000-56706
10.3 (1)	First Lien Credit Agreement, dated March 31, 2021, by and among Triton Water Holdings, Inc., as borrower, Triton Water Intermediate, Inc., as holdings, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as collateral agent, and the lenders thereto.	8-K 12G3/A	10.7	11/12/2024	000-56706
10.3.1 (1)	First Amendment to Credit Agreement, dated as of December 9, 2021, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., Branch, as administrative agent and collateral agent, the lenders party thereto.	8-K 12G3/A	10.8	11/12/2024	000-56706
10.3.2 (1)	Second Amendment to First Lien Credit Agreement, dated as of June 9, 2023, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower and Morgan Stanley Senior Funding, Inc., as administrative agent.	10-K	10.4.2	2/27/2025	001-31410
10.3.3 (1)	Third Amendment to First Lien Credit Agreement, dated as of March 1, 2024, by and among Triton Water Intermediate, Inc., as holdings, Triton Water Holdings, Inc., as borrower, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and the lenders and other parties party thereto.	10-K	10.4.3	2/27/2025	001-31410
10.3.4	Fourth Amendment to First Lien Credit Agreement, dated as of February 12, 2025, by and among Primo Brands Corporation, Triton Water Holdings, Inc., Primo Water Holdings Inc., the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	5/12/2025	001-42404
10.4 (2)	Primo Brands Corporation Equity Incentive Plan.	8-K 12G3/A	10.10	11/12/2024	000-56706
10.4.1(2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Primo Brands Corporation Equity Incentive Plan.	10-Q	10.7	12/17/2024	001-42404
10.4.2(2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Brands Corporation Equity Incentive Plan.	10-Q	10.8	12/17/2024	001-42404
10.4.3(2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Primo Brands Corporation Equity Incentive Plan (2026).					*
10.5 (2)	Primo Brands Corporation Employee Share Purchase Plan.	8-K 12G3/A	10.11	11/12/2024	000-56706
10.5.1 (2)	Legacy Primo Water Corporation 2018 Equity Incentive Plan.	8-K 12G3/A	10.12	11/12/2024	000-56706
10.6 (2)	Legacy Primo Water Corporation Equity Incentive Plan.	8-K 12G3/A	10.13	11/12/2024	000-56706
10.6.1 (2)	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.14	11/12/2024	000-56706
10.6.2 (2)	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.15	11/12/2024	000-56706

10.6.3 (2)	Form of Nonqualified Stock Option Agreement under the Legacy Primo Water Corporation Equity Incentive Plans.	8-K 12G3/A	10.16	11/12/2024	000-56706
10.6.4 (2)	Form of Nonqualified Stock Option Agreement under the Legacy Primo Water Corporation 2018 Equity Incentive Plan.	8-K 12G3/A	10.17	11/12/2024	000-56706
10.7 (2)	Legacy Primo Water Corporation Severance and Non-Competition Plan.	8-K 12G3/A	10.18	11/12/2024	000-56706
10.8 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Robbert Rietbroek.	10-Q	10.2	12/17/2024	001-42404
10.9 (2)	Offer Letter, dated December 11, 2024, by and between the Company and David Hass.	10-Q	10.3	12/17/2024	001-42404
10.10 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Jason Ausher.	10-Q	10.4	12/17/2024	001-42404
10.11 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Robert Austin.	10-Q	10.5	12/17/2024	001-42404
10.12 (2)	Employment Agreement, dated October 3, 2024, by and between Robert Austin and Primo Brands Corporation.	8-K 12G3/A	10.24	11/12/2024	000-56706
10.13 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Marni Morgan Poe.	10-Q	10.6	12/17/2024	001-42404
10.14 (2)	Offer Letter, dated December 11, 2024, by and between the Company and Hih Song Kim.	S-1/A	10.25	2/7/2025	333-28450
10.15 (2)	Offer Letter, dated November 5, 2025, by and between the Company and Eric Foss.	8-K	10.1	11/6/2025	001-42404
10.16 (1)(2)	Separation Agreement with Marni Poe, dated August 14, 2025.	10-Q	10.1	11/6/2025	001-42404
10.17 (1)(2)	Form of Restricted Share Unit Award Agreement, by and between Primo Water Corporation and Robbert Rietbroek.	8-K	Exhibit A to 10.1	11/15/2023	001-31410
10.18 (2)	Primo Brands Corporation Non-Employee Director Compensation Policy.	8-K 12G3/A	10.26	11/12/2024	000-56706
10.19 (2)	Primo Brands Corporation Severance and Non-Competition Plan, dated December 11, 2024.	10-Q	10.1	12/17/2024	001-42404
10.20	Stock Purchase Agreement, dated May 7, 2025, by and among the Company and the Selling Stockholders.	8-K	10.1	5/12/2025	001-42404
19.1(1)	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Primo Brands Corporation					*
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)					*
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.					**
97.1	Primo Brands Corporation Executive Incentive Compensation Recoupment Policy.	8-K 12G3/A	99.5	11/8/2024	000-56706

101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	***
101.SCH	Inline XBRL Instance Extension Schema	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.	***
______________________
1    Schedules and exhibits or other portions of this exhibit have been omitted pursuant to Item 601(a) or 601(b) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
2     Indicates a management contract or compensatory plan.

*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Primo Brands Corporation

/s/ ERIC J. FOSS
Eric J. Foss
Chief Executive Officer
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ERIC J. FOSS	/s/ SUSAN E. CATES
Eric J. Foss Chief Executive Officer, Executive Chairman (Principal Executive Officer) Date: February 27, 2026	Susan E. Cates Director Date: February 27, 2026
/s/ DAVID HASS	/s/ BRITTA BOMHARD
David Hass Chief Financial Officer (Principal Financial Officer) Date: February 27, 2026	Britta Bomhard Director Date: February 27, 2026
/s/ JASON AUSHER	/s/ BILLY D. PRIM
Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 27, 2026	Billy D. Prim Director Date: February 27, 2026
/s/ C. DEAN METROPOULOS	/s/ MICHAEL CRAMER
C. Dean Metropoulos Director Date: February 27, 2026	Michael Cramer Director Date: February 27, 2026
/s/ STEVEN P. STANBROOK	/s/ MINSOK PAK
Steven P. Stanbrook Director Date: February 27, 2026	Minsok Pak Director Date: February 27, 2026
/s/ JERRY FOWDEN	/s/ TONY W. LEE
Jerry Fowden Director Date: February 27, 2026	Tony W. Lee Director Date: February 27, 2026

PRIMO BRANDS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Primo Brands Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Primo Brands Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years then ended listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Insurance Reserves
As described in Note 2 to the consolidated financial statements, the Company’s consolidated insurance reserves balance was $199.2 million as of December 31, 2025. The Company maintains insurance retention programs under its general liability, auto liability, and workers’ compensation insurance programs. Management accrues for insurance reserves on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the insurance reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the actuarial methods and management’s significant assumptions related to the loss development factors and expected ultimate loss selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of insurance reserves, including controls over the actuarial methods and significant assumptions related to the loss development factors and expected ultimate loss selections. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used in the actuarial methods and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of expected losses and (b) comparing the independent range of expected losses to management’s estimate. Developing the independent range of expected losses involved independently developing the loss development factors and expected ultimate loss.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 27, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Primo Brands Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Primo Brands Corporation (formerly Triton Water Parent, Inc.) (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2020 to 2023.
Hartford, Connecticut
August 8, 2024
except for Note 21 and Note 22, as to which the date is
February 27, 2025

PRIMO BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

($ in millions, except share and per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$376.9	$614.4
Trade receivables, net of allowance for expected credit losses of $20.5 and $4.7 as of December 31, 2025 and December 31, 2024, respectively	431.8	444.0
Inventories	223.5	208.4
Prepaid expenses and other current assets	148.9	150.4
Current assets held for sale	36.7	111.8
Total current assets	1,217.8	1,529.0
Property, plant and equipment, net	2,185.5	2,083.9
Operating lease right-of-use-assets, net	539.3	628.7
Goodwill	3,581.9	3,572.2
Intangible assets, net	2,992.7	3,191.7
Other non-current assets	85.6	70.1
Non-current assets held for sale	—	118.9
Total assets	$10,602.8	$11,194.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$73.3	$64.5
Trade payables	518.9	471.6
Accruals and other current liabilities	597.6	697.7
Current portion of operating lease obligations	92.9	95.5
Current liabilities held for sale	—	82.2
Total current liabilities	1,282.7	1,411.5
Long-term debt, less current portion	5,084.6	4,963.6
Operating lease obligations, less current portion	474.4	555.6
Deferred income taxes	691.5	738.7
Other non-current liabilities	77.0	49.8
Non-current liabilities held for sale	—	31.1
Total liabilities	$7,610.2	$7,750.3
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 363,940,940 and 379,792,996 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$3.7	$3.8
Additional paid-in capital	5,017.3	4,971.3
Accumulated deficit	(2,014.5)	(1,513.7)
Accumulated other comprehensive loss	(13.9)	(17.2)
Total stockholders' equity	2,992.6	3,444.2
Total liabilities and stockholders' equity	$10,602.8	$11,194.5
The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
($ in millions, except share and per share values)	2025	2024	2023
Net sales	$6,664.0	$5,152.5	$4,698.7
Cost of sales	4,643.8	3,530.9	3,346.7
Gross profit	2,020.2	1,621.6	1,352.0
Selling, general and administrative expenses	1,390.4	1,050.6	924.2
Acquisition, integration and restructuring expenses	167.5	204.1	16.9
Intangible asset impairment	35.6	—	—
Other operating (income) expense, net	(3.7)	6.6	4.9
Operating income	430.4	360.3	406.0
Other income, net	(59.7)	—	—
Loss on modification and extinguishment of debt	18.6	—	—
Interest and financing expense, net	326.5	339.6	288.1
Income from continuing operations before income taxes	145.0	20.7	117.9
Provision for income taxes	64.6	33.3	25.1
Net income (loss) from continuing operations	80.4	(12.6)	92.8
Net loss from discontinued operations, net of tax	(20.3)	(3.8)	—
Net income (loss)	$60.1	$(16.4)	$92.8
Dividend on preferred stock	—	—	25.8
Excess of redemption price over carrying value of preferred stock	—	—	3.1
Net income (loss) attributable to common stockholders	$60.1	$(16.4)	$63.9

Net income (loss) per common share
Basic:
Continuing operations	$0.21	$(0.05)	$0.29
Discontinued operations	$(0.05)	$(0.02)	$—
Net income (loss) per common share	$0.16	$(0.07)	$0.29
Diluted:
Continuing operations	$0.21	$(0.05)	$0.29
Discontinued operations	$(0.05)	$(0.02)	$—
Net income (loss) per common share	$0.16	$(0.07)	$0.29

Weighted-average common stock outstanding (in thousands)
Basic	373,512	242,315	218,338
Diluted	374,869	242,315	218,338

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Net income (loss)	$60.1	$(16.4)	$92.8
Other comprehensive gain (loss) income, net of tax:
Net change in foreign currency translation adjustments	5.8	(9.7)	5.3
Net unrealized actuarial gain (loss) in postretirement benefit plans[1]	0.2	(0.3)	(1.1)
Unrealized (loss) gain on fair value hedges, net of tax[2]	(3.0)	0.3	—
Unrealized gain on interest rate swaps, net of tax[3]	0.3	—	—
Other comprehensive income (loss)	3.3	(9.7)	4.2
Total comprehensive income (loss)	$63.4	$(26.1)	$97.0
1 Net of tax impact of $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
2 Net of the tax impact of $1.1 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.
3 Net of the tax impact of $0.1 million for the year ended December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities of continuing operations:
Net income (loss)	$60.1	$(16.4)	$92.8
Less: Net loss from discontinued operations, net of income taxes	(20.3)	(3.8)	—
Net income (loss) from continuing operations	$80.4	$(12.6)	$92.8
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	610.2	333.3	305.7
Amortization of debt discount and issuance costs	29.8	18.4	13.5
Stock-based compensation costs	49.9	8.7	1.3
Restructuring charges	3.1	22.0	—
Inventory obsolescence expense	14.6	16.9	27.6
Charge for expected credit losses	45.9	12.6	14.1
Deferred income taxes	(46.2)	(78.1)	(40.5)
Intangible asset impairment	35.6	—	—
Proceeds from insurance settlements	(47.3)	—	—
Other non-cash items	18.5	16.1	14.2
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(30.9)	83.6	51.3
Inventories	(33.5)	(0.1)	23.1
Prepaid expenses and other current and non-current assets	12.2	(33.5)	1.8
Trade payables and accruals and other current and non-current liabilities	(62.0)	76.5	(184.0)
Net cash provided by operating activities of continuing operations	680.3	463.8	320.9
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(377.4)	(150.2)	(203.6)
Purchases of intangible assets	(57.0)	(40.7)	(14.1)
Cash acquired in the Transaction	—	665.9	—
Acquisitions, net of cash received	(29.0)	—	—
Proceeds from sale of other assets	56.9	—	—
Purchases of investments	—	(10.0)	(3.0)
Proceeds from insurance settlements	47.3	—	—
Other investing activities	21.3	3.6	3.1
Net cash (used in) provided by investing activities of continuing operations	(337.9)	468.6	(217.6)
Cash flows from financing activities of continuing operations:
Proceeds from 2024 Incremental Term Loan, net of discount	—	392.0	—
Proceeds from borrowings from ABL Credit Facility	—	25.0	175.0
Repayment of borrowings from ABL Credit Facility	—	(115.0)	(85.0)
Repayment of Term Loans	(31.0)	(32.0)	(28.0)

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Proceeds from borrowings of other debt	—	8.3	7.0
Principal repayment of other debt	(5.4)	(3.5)	—
Principal payment of finance leases	(34.5)	(8.2)	(1.1)
Financing fees	(8.0)	(5.1)	—
Issuance of common stock	10.7	1.9	3.3
Common stock repurchased and cancelled	(421.5)	(10.4)	—
Redemption of preferred stock	—	—	(183.6)
Dividends paid on preferred stock	—	—	(49.9)
Dividends paid to common stockholders	(151.3)	(35.7)	—
Dividends paid to Primo Water stockholders	—	(131.5)	—
Dividends paid to Sponsor Stockholder	—	(448.6)	—
Other financing activities	9.0	(0.1)	—
Net cash used in financing activities of continuing operations	(632.0)	(362.9)	(162.3)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	7.1	3.4	—
Net cash provided by investing activities from discontinued operations	38.8	5.8	—
Net cash used in financing activities from discontinued operations	(2.2)	(3.5)	—
Net cash provided by discontinuing operations	43.7	5.7	—
Effect of exchange rates on cash, cash equivalents and restricted cash	2.1	(1.5)	0.2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(243.8)	$573.7	$(58.8)
Cash and cash equivalents and restricted cash, beginning of period	620.7	47.0	105.8
Cash and cash equivalents and restricted cash, end of period	$376.9	$620.7	$47.0
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	6.3	—
Cash and cash equivalents and restricted cash of continuing operations, end of period	$376.9	$614.4	$47.0
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$106.1	$54.1	$41.8
Dividends payable issued through accounts payable and accrued liabilities	1.2	0.3	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$303.1	$320.2	$274.3
Cash paid for income taxes	56.9	97.1	65.9
The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount	Shares	Amount
December 31, 2022	0.2	$180.5	1.0	$—	$1,023.0	$(1,057.2)	$(11.7)	$134.6
Net income	—	—	—	—	—	92.8	—	92.8
Other comprehensive income	—	—	—	—	—	—	4.2	4.2
Issuance of common stock	—	—	—	—	3.3	—	—	3.3
Redemption of preferred stock	(0.2)	(180.5)	—	—	(3.1)	—	—	(183.6)
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	—	(49.9)	—	(49.9)
December 31, 2023	—	$—	1.0	$—	$1,024.5	$(1,014.3)	$(7.5)	$2.7
Net loss	—	—	—	—	—	(16.4)	—	(16.4)
Other comprehensive loss	—	—	—	—	—	—	(9.7)	(9.7)
Common stock repurchased and cancelled	—	—	(0.3)	—	(10.4)	—	—	(10.4)
Issuance of common stock	—	—	1.1	—	1.9	—	—	1.9
Common shares issued in connection with the Transaction	—	—	378.0	3.8	3,946.5	—	—	3,950.3
Stock-based compensation	—	—	—	—	8.8	—	—	8.8
Dividends to Sponsor Stockholder	—	—	—	—	—	(448.6)	—	(448.6)
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(34.4)	—	(34.4)
December 31, 2024	—	$—	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	—	—	60.1	—	60.1
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
Common stock repurchased and cancelled	—	—	(18.0)	(0.1)	(14.6)	(410.5)	—	(425.2)
Common stock issued - Equity Incentive Plan	—	—	1.8	—	2.4	—	—	2.4
Common stock issued - Employee Stock Purchase Plan	—	—	0.3	—	8.3	—	—	8.3
Stock-based compensation	—	—	—	—	49.9	—	—	49.9
Dividends on common stock ($0.40 per share)	—	—	—	—	—	(150.4)	—	(150.4)
December 31, 2025	—	$—	363.9	$3.7	$5,017.3	$(2,014.5)	$(13.9)	$2,992.6

The accompanying notes are an integral part of these consolidated financial statements

PRIMO BRANDS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Primo Brands has a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at over 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources to help assure a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements are presented in U.S. dollars, which represent the Company's reporting currency. Unless otherwise noted, dollars are in millions.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments in which the Company does not have significant influence and does not have readily determinable fair values. Certain prior period amounts have been reclassified to conform with the 2025 presentation.
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International

Businesses"). On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses. On April 11, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in the United Kingdom. On October 23, 2025, the Company completed the sale of the portion of its Eden Springs Netherlands B.V. business located in Israel. Results of the Remaining International Businesses are presented herein as discontinued operations in accordance with U.S. GAAP.
For the periods subsequent to the Transaction, the operating results associated with the Remaining International Businesses have been included in Net loss from discontinued operations, net of tax in the Consolidated Statements of Operations and the assets and liabilities associated with the Remaining International Businesses have been reflected as current and long-term assets and liabilities held for sale in the Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows. The Notes to these Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 4 - "Assets Held for Sale and Discontinued Operations" for additional information on discontinued operations.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other operating expense, net and were insignificant for all periods presented.
Estimates
The presentation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, self-insurance reserves, inventory obsolescence expense, realizability of deferred tax assets, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible asset assessments and the incremental borrowing rate related to lease obligations.
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
As of December 31, 2025 and December 31, 2024, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Consolidated Balance Sheets were $55.8 million and $61.8 million, respectively.
As of December 31, 2025 and December 31, 2024, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Consolidated Balance Sheets were $36.2 million and $39.8 million, respectively.

Shipping and Warehousing Costs
Shipping and handling costs billed to customers are recorded as revenue. Shipping expenses related to costs incurred to deliver products and warehousing costs are recognized within Cost of sales in the Consolidated Statements of Operations.
Marketing, including Advertising Costs
Marketing costs, including advertising, are expensed as incurred and are recognized as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024, and 2023, the Company expensed marketing, including advertising costs, of $205.5 million, $218.5 million, and $197.7 million, respectively.
Stock-Based Compensation
The Company has equity incentive plans under which time-based restricted stock units ("RSUs"), performance-based RSUs, non-qualified stock options, and director stock awards have been granted (as such terms are defined in Note 15 - "Stock-Based Compensation"). Additionally, certain employees of BlueTriton were granted Class B units in Triton Water Parent Holdings, LP as profit interest units ("PIUs"), which consisted of a combination of time-based PIUs (approximately 1/2 of the PIUs) and performance-based PIUs (approximately 1/2 of the PIUs).
Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value of the awards. The Company recognizes stock-based compensation expense for time-based awards and certain performance-based awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term of two to three years. For performance-based PIUs where vesting is contingent upon the satisfaction of both a service condition and a performance condition, the Company recognizes stock-based compensation expense over the respective requisite service period of the award only when achievement of the performance condition is considered probable. The Company accounts for forfeitures of stock-based compensation awards as they occur.
The fair value of the Company’s Time-based RSUs, certain Performance-based RSUs, and director stock awards are based on the closing market price of its Class A common stock on the date of grant on the NYSE. The fair value of non-qualified stock options and PIUs is determined as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price, and expected dividends.
The Company records stock-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Operations.
All excess tax benefits and tax deficiencies related to stock-based compensation are recognized in results of operations at settlement or expiration of the award. The excess tax benefit or deficiency is calculated as the difference between the grant date price and the price of our Class A common stock on the vesting or exercise date.
Derivative Financial Instruments
The Company uses foreign exchange forward contracts ("foreign exchange contracts") to manage the foreign exchange risk associated with the principal balance of the €450.0 million 3.875% senior notes due October 31, 2028. Foreign exchange forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the derivative financial instruments in Other income, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other income, net is recorded in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company manages credit risk related to the derivative financial instruments by requiring high credit standards for its counterparties. Refer to Note 19 - "Hedging Transactions and Derivative Financial Instruments" for further information on the Company's derivative financial instruments.
Interest Rate Swaps
The Company uses interest rate swaps to manage the impact of interest rate changes on our earnings. During the year ended December 31, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal. The interest rate contracts are designated as cash flow hedges and recognized on the Consolidated Balance Sheets at fair value and changes in the fair value are recorded as a component of AOCI on the Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of 90 days or less at the time of purchase. The fair values of cash, cash equivalents and restricted cash approximate the amounts shown on the Consolidated Balance Sheets due to their short-term nature.
Trade Receivables and Allowance for Credit Losses
All trade receivables are uncollected amounts owed to the Company from transactions with its customers. Trade receivables represent amounts billed to customers which are recorded at invoiced amounts, net of trade allowances and discounts. These balances do not bear interest, and are presented net of allowance for credit losses. The allowance for credit losses is the Company’s estimate of current expected credit losses on its existing accounts receivable and is determined based on historical customer assessments, current financial conditions, and assessments of expected outcomes. Accounts receivables are written-off when the Company has exhausted all collection efforts and determines the receivable will not be recovered.
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables. The Company’s cash accounts in a financial institution may at times exceed the $250,000 insurance provided by the Federal Depository Insurance Corporation. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses. The Company has historically not experienced any significant losses related to the collection of its trade receivables.
As of, and for the year ended, December 31, 2025 there was one customer who made up approximately 20% of Trade receivables, net of allowance for expected credit losses and 21% of Net sales. As of, and for the year ended, December 31, 2024, there was one customer who made up approximately 20% of Trade receivables, net of allowance for expected credit losses and 24% of Net sales. As of, and for the year ended, December 31, 2023 there was one customer who made up approximately 30% of Trade receivables, net of allowance for expected credit losses and 25% of Net sales.
Inventories
All inventories are valued at the lower of cost calculated using the average cost method or net realizable value. Finished goods and semi-finished goods include the inventory costs of raw materials, direct labor and manufacturing overhead costs. The Company adjusts inventory costs down to a net realizable value and to reserve for estimated obsolescence of both raw materials and finished goods. Factors influencing these adjustments include the aging of inventories on hand, along with a comparison to estimated future usage, sales and related sales price.

Property, Plant and Equipment, net
Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over an asset’s estimated useful life as follows:

Type of Asset	Useful Life
Land	N/A
Buildings	10 - 61 years
Machinery and equipment	3 - 25 years
Leasehold improvements	The lesser of useful life or lease term
Tools, furniture, information technology and sundry equipment	1 - 18 years
Vehicles	3 - 15 years
Construction in progress is not depreciated until the individual asset is ready for service.
Maintenance and repairs are charged to operating expense when incurred; additions and improvements that expand the functionality or increase the useful life of the asset are capitalized.
Internal-Use Software
Internal-use software is software acquired, internally developed, or modified solely to meet the Company's internal needs, and during the software's development, no substantive plan exists to sell the software. The accounting treatment for computer software developed for internal use depends on the nature of activities performed at each stage of development. The preliminary project stage includes conceptual formulation of design alternatives, determination of system requirements, vendor demonstrations, and final selection of vendors, and during this stage costs are expensed as incurred. The application development stage includes software configuration, coding, hardware installation, and testing. During this stage, certain costs are capitalized, including external direct costs of materials and services, as well as payroll and payroll-related costs for employees who are directly associated with the project, while certain costs are expensed as incurred, including training and data conversion costs. The post-implementation stage includes support and maintenance, and during this stage costs are expensed as incurred. Capitalized internal-use software costs are recorded within intangible assets, net and are not amortized until the individual asset is ready for use. Amortization of capitalized costs is recorded on a straight-line basis over an asset’s estimated useful life, which generally ranges from three to five years.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment, right-of-use ("RoU") assets and definite-lived intangible assets. The Company reviews the carrying amount of a long-lived asset or asset group when there is an indication of impairment. Impairment indicators include a significant decrease in the market price, a significant adverse change in the manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected for the acquisition or development of an asset or asset group, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of an asset or asset group, and/or a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group based on resale value and recognize an impairment loss if the carrying amount exceeds its fair value.
Leases
The Company has operating and finance leases for office and warehouse space, vehicles, furniture, machinery and equipment, and tools. At inception of a contract, the Company determines whether that contract is or contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. The Company has control of the asset if it has the right to direct the use of the asset and obtains substantially all of the economic benefits from the use of the asset throughout the period of use.
As a practical expedient, the Company does not recognize a RoU asset or lease obligation for leases with a lease term of 12 months or less.
In the determination of the lease term, the Company considers the existence of extension or termination options and the probability of those options being exercised.
Lease contracts may include lease components and non-lease components, such as common area maintenance and utilities for property leases. The Company has elected the practical expedient to combine lease and non-lease components.
The Company classifies a lease as a finance lease when it meets any of the following criteria at the lease commencement date: (1) the lease transfers ownership of the underlying asset to the Company by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is for the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the criteria above are met, the Company classifies the lease as an operating lease.
On the lease commencement date, the Company records a RoU asset and lease obligation on the balance sheet for each lease arrangement that has an original lease term of more than 12 months. The RoU asset represents the Company’s right to use an underlying asset for the lease term while the lease obligation represents the commitment to make lease payments arising from the lease. The RoU asset consists of: 1) the amount of the initial lease obligation; 2) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and 3) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the RoU asset. The lease obligation equals the present value of the future cash payments discounted using the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest specific to the U.S. treasury rate that aligns with the applicable lease term plus a credit spread associated with the Company's credit rating. Lease payments can include fixed payments, variable payments that depend on an index or rate known at the commencement date, and extension option payments or purchase options which the Company is reasonably certain to exercise.
Operating lease expense equals the total cash payments recognized on a straight-line basis over the lease term. The amortization of the RoU asset is calculated as the straight-line lease expense as adjusted by the accretion of the interest on the lease obligation each period. The lease obligation is reduced by the cash payment less the interest each period.
Sale-and-leaseback transactions occur when the Company sells assets to a third-party and subsequently leases them back. If the transaction qualifies as a sale, the resulting leases are evaluated and accounted for as an operating lease. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain sale recognition criteria is accounted for as a financing transaction.
Goodwill and Other Intangible Assets
The Company classifies intangible assets into three categories: (1) goodwill, (2) intangible assets with indefinite lives not subject to amortization and (3) intangible assets with definite lives subject to amortization.
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination.
The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized.
For financial reporting purposes, amortization expense is computed on a straight-line basis over an asset’s useful life as follows:

Type of Intangible Asset	Useful Life
Customer relationships	5 - 15 years
Water rights	1 - 40 years
Other	1 - 18 years
The Company’s intangible assets with indefinite lives relate to trademarks and trade names acquired. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.
Goodwill and intangible assets with indefinite lives are not amortized, and as a result, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. Goodwill is tested for impairment at the reporting unit level and indefinite-lived intangible assets are tested for impairment at the asset level. In performing the goodwill impairment test the Company may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. Factors considered include macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in the Company’s operations or brand. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for goodwill and indefinite-lived intangible assets, an assessment is performed to determine the fair value of the reporting unit and indefinite-lived intangible asset, respectively. The Company uses either the income approach or in some cases a combination of income and market-based approaches, to determine the fair value of the Company's assets, as well as an overall comparison to enterprise value. If the carrying value of the reporting unit or intangible asset exceeds the estimated fair value, an impairment charge is recognized in an amount equal to that excess. Goodwill is tested for impairment at the reporting unit level annually, in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired.
The Company performed a qualitative assessment during the year ended December 31, 2025 and determined that it was more likely than not that the fair values of its reporting units were greater than their recorded carrying values, and therefore no impairment exists. The Company had goodwill of $3,581.9 million on our Consolidated Balance Sheet as of December 31, 2025, which represents amounts for the two reporting units.
During the fourth quarter of 2025, due to indications that impairment may exist, the Company performed a quantitative assessment for an indefinite-lived trade name. To determine the fair value of the trade name being evaluated, the Company used a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to revenue forecasts associated with the trade name. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the trade name. The assumptions used to estimate the fair value of the trade name are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trade name) and the risk adjusted discount rate. Based on the quantitative impairment assessment, an impairment charge of $35.6 million was recorded within the Intangible asset impairment line item in the Consolidated Statements of Operations. The Company performed a qualitative assessment for the remaining intangible assets with indefinite lives as of December 31, 2025, and determined that it was more likely than not that the fair values of the remaining intangible assets were greater than their recorded carrying values, therefore no additional impairment exists.
Each year during the fourth quarter, the Company re-evaluates the assumptions used in the assessments, such as revenue growth rates, SG&A expenses, capital expenditures and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of the reporting units. Based on the evaluations performed in 2025, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their carrying values.
There are inherent uncertainties related to each of the assumptions used in the qualitative and quantitative assessments, and the Company’s judgment in applying them. Changes in the assumptions used in the Company’s qualitative and quantitative assessments could result in impairment charges that could be material to the Consolidated Financial Statements in any given period.
Insurance Reserves
The Company maintains insurance retention programs under its general liability, auto liability, and workers' compensation insurance programs. The Company also carries excess coverage to mitigate catastrophic losses. The Company uses an independent third-party actuary to assist in determining its insurance reserves. Insurance reserves are accrued on an undiscounted basis based on known claims and estimated incurred but not reported claims not otherwise covered by insurance. The estimates are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss development factors and expected ultimate loss selections. The inherent uncertainty of future loss projections could cause actual claims to differ from the Company's estimates. The Company recorded insurance reserves of $199.2 million and $153.3 million as of December 31, 2025 and 2024, respectively, within Accruals and other current liabilities in the Consolidated Balance Sheets, of which $32.0 million and $23.8 million, respectively, was covered by insurance and included as a component of Prepaid expenses and other current assets in the Consolidated Balance Sheets.
Income Taxes
The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The effect of a change in income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment of such rate change. A valuation allowance, if necessary, is recorded against deferred tax assets if utilization is not likely.
The Company recognizes a tax position in its financial statements when that tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statutes of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.
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

Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 12 - "Debt" for disclosures of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ( “ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively during the year ended December 31, 2025. The required disclosures have been included in the Company's Consolidated Financial Statements. Refer to Note 14 - "Income Taxes" for additional information.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, to clarify the scope of derivative accounting and to reduce diversity in the accounting for share-based payments in revenue contracts. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of the Company's risk management activities. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which includes amendments to clarify interim reporting requirements and applicability of Topic 270 and codifies a principle requiring disclosure of material events and changes since the most recent annual reporting period. This guidance is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications across multiple Topics in the Accounting Standards Codification. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Consolidated Financial Statements.
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
Primo Water was a leading North America-focused pure-play water solutions provider that operates largely under a recurring revenue model in the large format water category (defined as 3 gallons or greater). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products.
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

The following table summarizes the allocation of purchase price to the identifiable assets acquired and liabilities assumed by the Company, with the excess of the purchase price over the fair value of Primo Water’s net assets recorded as goodwill:

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
The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of the assets acquired and the liabilities assumed:

($ in millions)	Originally Reported	Measurement Period Adjustments	Acquired Value
Cash, cash equivalents and restricted cash	$665.9	$(0.8)	$665.1
Trade receivables	144.1	—	144.1
Inventories	53.1	(1.1)	52.0
Prepaid expenses and other current assets	45.8	—	45.8
Current assets held for sale	74.6	—	74.6
Property, plant, and equipment	592.6	(13.4)	579.2
Operating lease right-of-use-assets	150.9	2.5	153.4
Intangible assets	1,836.7	4.7	1,841.4
Other non-current assets	7.1	—	7.1
Non-current assets held for sale	122.1	—	122.1
Current portion of long-term debt	(16.8)	—	(16.8)
Trade payables	(145.5)	—	(145.5)
Accruals and other current liabilities	(397.3)	—	(397.3)
Current portion of operating lease obligations	(27.2)	—	(27.2)
Current liabilities held for sale	(88.0)	—	(88.0)
Long-term debt, less current portion	(1,223.1)	1.8	(1,221.3)
Operating lease obligations, less current portion	(127.6)	(2.5)	(130.1)
Deferred income taxes	(420.9)	0.4	(420.5)
Other non-current liabilities	(18.2)	—	(18.2)
Non-current liabilities held for sale	(36.1)	—	(36.1)
Total identifiable net assets acquired	$1,192.2	$(8.4)	$1,183.8
Goodwill	2,758.1	8.4	2,766.5
Purchase price	$3,950.3	$—	$3,950.3
Measurement period adjustments recorded during the year ended December 31, 2025 include adjustments related to property, plant and equipment and intangible assets based on results of the final valuations, adjustments to operating and financing lease right-of-use assets and obligations and inventory based on updated estimates used to calculate the acquisition date fair values, and adjustments to deferred income taxes as a result of the aforementioned items. The measurement period adjustments did not have a material effect on our results of operations in prior periods.
The Company recorded $6.2 million of acquisition-related costs associated with the Transaction during the year ended December 31, 2025, and $108.7 million of acquisition-related costs associated with the Transaction during the year ended

December 31, 2024, respectively. These costs are included in Acquisition, integration and restructuring expenses in the Consolidated Statement of Operations.
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
The following table presents the components of identifiable intangible assets associated with the Transaction and their estimated weighted-average useful lives:

($ in millions)	Estimated Fair Market Value	Weighted-Average Useful Life (Years)
Trademarks and trade names	$594.8	Indefinite
Definite-lived trademarks and trade names	15.1	1 year
Customer relationships	1,054.7	15 years
Water rights	157.4	25 years
Software	15.1	1 year
Other	4.3	2 years
Total identifiable intangible assets	$1,841.4
Goodwill
The principal factor that resulted in recognition of goodwill was the basis of the purchase price in the Transaction, in part, on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into the Company's operations, which is of greater value than on a standalone basis.
Unaudited Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma information for the periods presented as if the business combination occurred on January 1, 2023:

	For the Year Ended December 31,
($ in millions)	2024	2023
Net sales	$6,813.5	$6,461.3
Net income	$55.9	$51.8
The pro forma results presented above primarily include the impacts of the following: the alignment of Primo Water accounting policies to those of BlueTriton, non-recurring expenses related to transaction costs incurred by BlueTriton, the estimated amortization expense associated with the fair value of the acquired intangible assets and the tax impact of these adjustments. The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time.

For the post-Transaction period ended December 31, 2024, the net sales and net losses attributable to the acquired Primo Water business reflected in the Consolidated Statements of Operations were $254.4 million and $26.8 million, respectively.
The Company did not have any other material acquisition activity during the years ended December 31, 2025 and December 31, 2023.
NOTE 4—ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Discontinued Operations
Following completion of the Transaction, Primo Water's Remaining International Businesses are presented as discontinued operations on the Consolidated Financial Statements and notes thereto.
On April 11, 2025, the Company completed the sale of its Eden Springs Netherlands B.V. business located in the United Kingdom for aggregate deal consideration of $9.7 million. The sale did not have a material impact on the Consolidated Financial Statements.
During the year ended December 31, 2025, the Company recorded a charge of $44.8 million to reduce the carrying value of its Eden Springs Netherlands B.V. business located in Israel to fair value less costs to sell which was recorded within Net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. On October 23, 2025, the Company completed the sale of its Eden Springs Netherlands B.V. business located in Israel for net consideration of $41.7 million. The sale did not have a material impact on the Consolidated Financial Statements. Following completion of the sale, the Company no longer has operations outside of North America.
As of December 31, 2025, there were no assets or liabilities remaining related to discontinued operations. As of December 31, 2024, the total assets and liabilities of discontinued operations classified as held for sale included in the Consolidated Balance Sheets were $184.8 million and $113.3 million, respectively.
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
During the year ended December 31, 2025, the Company's management approved the sale of additional facilities as a result of integration efforts. As of December 31, 2025, the Company had $36.7 million in assets held for sale which primarily related to the facility closures and were classified in Current assets held for sale in the Consolidated Balance Sheets.
NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table presents the components of Cash, cash equivalents and restricted cash in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Cash and cash equivalents	$376.7	$613.7
Restricted cash	0.2	0.7
Total cash, cash equivalents and restricted cash	$376.9	$614.4
The restricted cash balance relates to bottle deposits that are required for specific U.S. state programs.
NOTE 6—INVENTORIES
The following table presents the components of Inventories in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Raw and packaging materials and semi-finished goods	$131.4	$117.8
Finished goods	92.1	90.6
Total inventories	$223.5	$208.4

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET
The following table presents the components of Property, plant and equipment, net, in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Machinery and equipment	$1,382.1	$1,351.8
Buildings	545.0	489.1
Tools, furniture, information technology and sundry equipment	687.1	625.8
Construction in progress	358.4	105.4
Leasehold improvements	60.9	61.3
Land	139.8	162.3
Vehicles	295.6	260.0
Less: Accumulated depreciation	(1,283.4)	(971.8)
Total property, plant and equipment, net	$2,185.5	$2,083.9
Depreciation expense related to property, plant and equipment for the years ended December 31, 2025, 2024, and 2023 was $355.2 million, $250.0 million and $231.8 million, respectively. Additions to property plant and equipment during the years ended December 31, 2025, 2024, and 2023 include capitalized interest of $4.5 million, $4.8 million and $11.4 million, respectively.
Tornado Damage
During the second quarter of the year ended December 31, 2025, one of the Company's warehouses experienced damage from a tornado. During the year ended December 31, 2025, the Company incurred $22.0 million of incremental costs and received $22.0 million in insurance proceeds related to these costs, $16.5 million of which were recorded within Cost of sales and $5.5 million of which were recorded within Selling, general and administrative expenses on the Consolidated Statement of Operations. During the year ended December 31, 2025, the Company also received $13.5 million of insurance proceeds in excess of these costs as well as business interruption which were recorded within Other income, net on the Consolidated Statement of Operations and included within Cash flows from operating activities on the Consolidated Statements of Cash Flows.
During the year ended December 31, 2025, the Company incurred $47.2 million of capital related costs and received $47.3 million of insurance proceeds related to these costs recorded within Other income, net on the Consolidated Statement of Operations and included within Cash flows from investing activities on the Consolidated Statements of Cash Flows.
NOTE 8—LEASES
The Company’s leasing activities consist of operating and finance leases for land, buildings, offices and warehouse space, vehicles, certain machinery and equipment, tools, furniture and other equipment. The lease term used for calculating RoU assets and lease obligations is determined by considering the non-cancelable lease term and options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The determination to include or exclude option periods is generally made by considering the activity in the region for the underlying asset corresponding to the respective lease, among other contract-based and market-based factors.
Some of the Company’s leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, and other variable operating expenses. Such amounts are not included in the measurement of the lease obligation and are recognized in the period when the items are incurred.

The following table presents the components of lease costs in the Consolidated Statements of Operations for the periods presented:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Operating lease expense	$142.5	$116.7	$119.5
Short-term and variable lease expense	11.0	18.8	17.2
Finance lease related expense:
Depreciation expense	38.4	9.0	0.5
Interest on lease liabilities	8.4	2.3	0.1
Total lease expense	$200.3	$146.8	$137.3

Sub-lease income	$6.4	$2.5	$0.2
The operating lease expense above is included within the Other non-cash items line item in the Consolidated Statements of Cash Flows.
The following table summarizes supplemental cash flow information related to leases for the periods presented:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash outflows related to operating leases	$139.3	$114.1	$114.8
Operating cash outflows related to finance leases	$7.7	$2.3	$0.1
Financing cash outflows related to finance leases	$34.5	$8.2	$0.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52.8	$12.7	$136.6
Operating leases modification	$(28.6)	$—	$—
Finance leases	$104.7	$42.7	$11.3

The following table summarizes supplemental balance sheet information related to leases as of the periods presented:

	December 31,
($ in millions)	2025	2024
Operating leases:
Operating lease right-of-use assets, net	$539.3	$628.7
Current operating lease obligations	$92.9	$95.5
Operating lease obligations, less current portion	474.4	555.6
Total operating lease obligations	$567.3	$651.1

Finance leases:
Property, plant and equipment, net	$168.3	$100.3
Current portion of long-term debt	$36.9	$27.4
Long-term debt, less current portion	133.9	72.8
Total financing lease obligations	$170.8	$100.2

Weighted-average remaining lease term:
Operating leases	7.6 years	8.2 years
Financing leases	9.4 years	4.2 years
Weighted-average discount rate:
Operating leases	5.8%	5.8%
Financing leases	6.2%	6.4%
The following table summarizes the maturities of lease obligations:

($ in millions)	Operating Leases	Finance Leases
2026	$126.4	$46.7
2027	108.2	34.0
2028	89.5	24.5
2029	74.1	17.4
2030	63.7	14.5
Thereafter	246.0	92.7
Total lease payments	707.9	229.8
Less: Imputed interest	(140.6)	(59.0)
Total lease obligations	$567.3	$170.8
Leases not yet commenced
During the year ended December 31, 2025, the Company entered into five leases expected to commence in 2026. The total future minimum lease payments for these leases are approximately $37.8 million over terms ranging from 3 to 11 years.

NOTE 9—GOODWILL
The changes in the carrying amount of Goodwill in the Consolidated Balance Sheets for the periods presented were as follows:

($ in millions)	Amount
Balance as of December 31, 2023	$817.4
Acquisitions	2,758.1
Foreign exchange rate changes	(3.3)
Balance as of December 31, 2024	3,572.2
Acquisitions	0.6
Dispositions	(2.5)
Measurement period adjustments	9.5
Foreign exchange rate changes	2.1
Balance as of December 31, 2025	$3,581.9
NOTE 10—INTANGIBLE ASSETS, NET
The following table presents Intangible assets, net, in the Consolidated Balance Sheets by major class as of the periods presented:

	December 31, 2025			December 31, 2024
($ in millions)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$1,307.1	$(169.6)	$1,137.5	$1,281.8	$(79.5)	$1,202.3
Water rights	621.7	(106.1)	515.6	621.0	(70.9)	550.1
Software	228.5	(136.0)	92.5	205.3	(98.7)	106.6
Trademarks and trade names	138.3	(91.2)	47.1	18.7	(2.7)	16.0
Other	89.6	(12.5)	77.1	45.5	(8.6)	36.9
Total definite-lived intangible assets	$2,385.2	$(515.4)	$1,869.8	$2,172.3	$(260.4)	$1,911.9
Indefinite-lived intangible assets
Trademarks and trade names	$1,122.9	$—	$1,122.9	$1,279.8	$—	$1,279.8
Total intangible assets, net	$3,508.1	$(515.4)	$2,992.7	$3,452.1	$(260.4)	$3,191.7
For the years ended December 31, 2025, 2024 and 2023 amortization expense of definite-lived intangible assets was $255.0 million, $83.3 million and $74.8 million respectively.
During fiscal year 2025, as a result of integration efforts, the Company reassessed the future expected use of $76.1 million and $47.1 million of previously recorded indefinite-lived trade names. Beginning in 2025, the trade names are being amortized through the end of the current fiscal year and through the fourth quarter of 2027, respectively. Additionally, we recognized an impairment charge of $35.6 million recorded within the Intangible asset impairment line item in the Consolidated Statements of Operations associated with an indefinite-lived trade name (as further described in Note 2 - "Summary of Significant Accounting Policies".)

Based on the carrying value of definite-lived intangible assets as of December 31, 2025, estimated amortization expense for each of the five succeeding years and thereafter is as follows:

($ in millions)	Amount
2026	$178.4
2027	168.4
2028	141.6
2029	131.5
2030	115.8
Thereafter	1,065.9
Total [1]	$1,801.6
______________________
1     This table excludes $68.2 million of software development costs that are in-progress as of December 31, 2025 and not yet amortizable.
NOTE 11—ACCRUALS AND OTHER CURRENT LIABILITIES
The following table summarizes Accruals and other current liabilities in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Accrued compensation	$69.3	$173.0
Accrued sales incentives	36.2	39.8
Property and casualty insurance reserves	199.2	153.3
Accrued deposits	81.9	90.0
Accrued taxes	53.4	29.8
Accrued interest	20.9	20.7
Accrued restructuring	16.1	46.4
Derivative liabilities	3.5	41.4
Other	117.1	103.3
Total accruals and other current liabilities	$597.6	$697.7
NOTE 12—DEBT
The following table summarizes Long-term debt in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Term Loans	$3,067.6	$3,098.6
6.250% Senior Notes [1]	712.8	713.0
3.875% Senior Notes [1,2]	512.2	459.8
4.375% Senior Notes [1,2]	714.8	710.0
Revolving Credit Facility	—	—
Finance leases (see Note 8 "Leases")	170.8	100.2
Other [3]	31.7	11.4
Unamortized debt costs and discounts	(52.0)	(64.9)
Total debt	$5,157.9	$5,028.1
Less: current portion of long term debt	73.3	64.5
Long-term debt, less current portion	$5,084.6	$4,963.6

______________________
1 The December 31, 2024 balances for the 3.875% Senior Notes, the 4.375% Senior Notes and the 6.250% Senior Notes represent the Original Notes (each as defined below). The December 31, 2025 balances for the 3.875% Senior Notes and the 4.375% Senior Notes represent the New Secured Notes (as defined below). The December 31, 2025 balance for the 6.250% Senior Notes represents the exchanged unsecured notes as described below.
2 The outstanding aggregate principal amounts of the 3.875% Senior Notes and the 4.375% Senior Notes are net of unamortized discounts of $7.5 million and $31.7 million, respectively, as of December 31, 2025. The outstanding aggregate principal amounts of the Original 3.875% Senior Notes and the Original 4.375% Senior Notes are net of unamortized discounts of $8.9 million and $40.0 million, respectively, as of December 31, 2024. Refer to the sections below for additional details related to the discounts.
3 Includes the non-tendered Original Notes (as described below).
The following table summarizes the principal maturities of debt, excluding finance lease obligations and unamortized debt costs and discounts, in each of the next five years and thereafter:

($ in millions)	Amount
2026	$35.9
2027	32.3
2028	3,535.2
2029	1,463.2
2030	0.2
Thereafter	11.5
Total	$5,078.3
The following describes the terms of our debt instruments in effect as of December 31, 2025:
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
As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the Term Loans were $39.4 million and $54.4 million, respectively.
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
As of December 31, 2025 and December 31, 2024, the weighted-average interest rate for the Term Loans was 6.63% and 7.90%, respectively.
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
The Company recorded $2.9 million of debt issuance costs related to the Revolving Credit Facility during the year ended December 31, 2025. The new debt issuance costs along with $1.4 million of previous unamortized debt issuance costs related to the ABL Credit Facility are being amortized ratably over the remaining duration of the Revolving Credit Facility. As of December 31, 2025, the unamortized debt issuance costs related to the Revolving Credit Facility were $3.3 million and are included in Other non-current assets on the Consolidated Balance Sheets.
Interest Rate and Fees
The interest rate margin applicable to borrowings under the Revolving Credit Facility is, at the Company's option, either (1) the Base Rate (which is the highest of (x) the Federal Funds Rate, plus 0.50%, (y) the Prime Rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable spread or (2) one-, three- or six-month SOFR or, if available from all lenders, 12-month SOFR or any period less than one month (as may be consented to by each applicable lender thereunder), plus an applicable spread. The applicable spread for SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.25%, based on the achievement of certain first lien net leverage ratios. The Revolving Credit Facility is subject to a SOFR floor of 0.00%.
The Company is required to pay a Commitment Fee ranging from 0.20% to 0.30%, based on the Company's first lien net leverage ratio, as defined by the Amended Credit Agreement.
Secured and Unsecured Notes Exchange Offers
On January 27, 2025, the Company commenced separate private offers to exchange (collectively, the “Exchange Offers”) the three series of outstanding senior notes issued by either Primo Water Holdings or Triton Water Holdings, both indirect, wholly owned subsidiaries of Primo Brands (collectively, the “Issuers”), for three new series of senior notes co-issued by the Issuers, and for holders who tendered by February 7, 2025 (the "Early Tender Date"), cash in amounts equal to 25 basis points of the principal amount of notes tendered. The Exchange Offers consisted of the following:
•an offer to exchange any and all of the €450,000,000 in aggregate principal amount of outstanding 3.875% Senior Secured Notes due 2028 (the “Original 3.875% Senior Notes”) issued by Primo Water Holdings for a combination of new 3.875% Senior Secured Notes due 2028 (the “3.875% Senior Notes”), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash;
•an offer to exchange any and all of the $750,000,000 in aggregate principal amount of outstanding 4.375% Senior Secured Notes due 2029 (the “Original 4.375% Senior Notes”) issued by Primo Water Holdings for a combination of new 4.375% Senior Secured Notes due 2029 (the “4.375% Senior Notes”, and together with the 3.875% Senior Notes, the "New Secured Notes"), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash; and

•an offer to exchange any and all of the $713,023,000 in aggregate principal amount of outstanding 6.250% Senior Unsecured Notes due 2029 (the “Original 6.250% Senior Notes” and, together with the Original 3.875% Senior Notes and the Original 4.375% Senior Notes, the "Original Notes") issued by Triton Water Holdings for a combination of new 6.250% Senior Unsecured Notes due 2029 (the “6.250% Senior Notes” and, together with the 3.875% Senior Notes and the 4.375% Senior Notes, the "New Notes"), co-issued by the Issuers, and, for tenders accepted on the Early Tender Date, cash.
On the Early Tender Date, the Company entered into supplemental indentures to the respective indentures governing the Original Notes that eliminated substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in those indentures. Additionally, the supplemental indentures to the indentures governing the Original 3.875% Senior Notes and the Original 4.375% Senior Notes released the guarantees of such notes previously provided by the guarantors thereunder.
The following table reflects the impact of all exchanges:

Senior Notes	Principal Offered for Exchange	Values Exchanged
($ in millions)
6.250% Senior Notes	$713.0	$712.8
3.875% Senior Notes	€450.0	€441.9
4.375% Senior Notes	$750.0	$746.5
Original 6.250% Senior Notes and 6.250% Senior Notes
On March 31, 2021, Triton Water Holdings issued $770.0 million in aggregate principal amount of its Original 6.250% Senior Notes. The Company incurred costs of $19.0 million related to the issuance of the Original 6.250% Senior Notes, which were recorded as a reduction of the carrying amount and are being amortized using the effective interest method over a period of eight years, which represents the term to maturity.
Pursuant to an indenture, dated as of February 12, 2025 (the "Unsecured Indenture"), the Issuers co-issued $712.8 million of 6.250% Senior Notes due April 1, 2029 to holders who participated in the Exchange Offers. The 6.250% Senior Notes are guaranteed by the Company and certain subsidiaries and interest is payable semi-annually on April 1 and October 1 of each year.
The issuance of the 6.250% Senior Notes pursuant to the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.7 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 6.250% Senior Notes.
As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs and discount related to the 6.250% Senior Notes were $9.8 million and $10.6 million, respectively.

Original 3.875% Senior Notes and 3.875% Senior Notes
On October 22, 2020, Primo Water Holdings issued €450.0 million ($529.3 million at exchange rates in effect on December 31, 2025) of Original 3.875% Senior Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws.
Pursuant to an indenture, dated as of February 12, 2025 (the "Secured Indenture"), the Issuers co-issued €441.9 million ($519.8 million at exchange rates in effect on December 31, 2025) of 3.875% Senior Notes due October 31, 2028 to holders who participated in the Exchange Offers. The 3.875% Senior Notes are guaranteed by the Company and substantially all of the Company's wholly-owned domestic subsidiaries, subject to certain customary exceptions (together with the Company, the "Guarantors"). Interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 3.875% Senior Notes pursuant to the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.2 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 3.875% Senior Notes. As of December 31, 2025, the unamortized discount was $1.0 million included within the Unamortized debt costs and discounts line in the table above.
During 2024, in connection with the Transaction, the Company recorded the difference between the carrying value of the Original 3.875% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount of $9.2 million, which is being amortized using the effective interest method at an effective interest rate of 4.42% and recorded in Interest and financing expense, net on the Consolidated Statements of Operations over the remaining term of the 3.875% Senior Notes.

As of December 31, 2025, the unamortized discount for the 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $7.5 million. As of December 31, 2024, the unamortized discount for the Original 3.875% Senior Notes resulting from the Transaction and netted with the principal in the table above was $8.9 million.
Original 4.375% Senior Notes and 4.375% Senior Notes
On April 30, 2021, Primo Water Holdings issued $750.0 million of 4.375% Senior Notes to qualified purchasers in a private placement offering under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws.
Pursuant to the Secured Indenture, the Issuers co-issued $746.5 million of 4.375% Senior Notes due April 30, 2029 to holders who participated in the Exchange Offers. The 4.375% Senior Notes are guaranteed by the Guarantors and interest is payable semi-annually on April 30 and October 31 of each year.
The issuance of the 4.375% Senior Notes pursuant to the Exchange Offers was accounted for as a modification under U.S. GAAP and $1.9 million of fees were recorded as an unamortized debt discount which is being amortized over the remaining term of the 4.375% Senior Notes. As of December 31, 2025, the unamortized discount was $1.5 million included within the Unamortized debt costs and discounts line in the table above.
In connection with the Transaction, the Company recorded the difference between the carrying value of the Original 4.375% Senior Notes and the fair value as of the date of the Transaction as an unamortized discount in the amount of $41.2 million, which is being amortized using the effective interest method at an effective interest rate of 5.78% and recorded in Interest and financing expense, net on the Consolidated Statements of Operations over the remaining term of the 4.375% Senior Notes.
As of December 31, 2025, the unamortized discount for the 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $31.7 million. As of December 31, 2024, the unamortized discount for the Original 4.375% Senior Notes resulting from the Transaction and netted with the principal in the table above was $40.0 million.
Non-Tendered Original Notes
Following the Exchange Offers, the Original Notes that remain outstanding related to holders that did not participate are as follows:
•$0.2 million of Original 6.250% Senior Notes which mature on April 1, 2029. Interest is payable semi-annually on April 1 and October 1 of each year.
•€8.1 million ($9.6 million at exchange rates in effect on December 31, 2025) of Original 3.875% Senior Notes which mature on October 31, 2028. Interest is payable semi-annually on April 30 and October 31 of each year.
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
Under the Secured Indenture and Unsecured Indenture, the Company is subject to a number of covenants, including covenants that limit the Company and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to, among other things, (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii)

engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. The covenants are substantially similar across each series of the New Notes. Many of the covenants contained in the Secured Indenture and Unsecured Indenture will not be applicable, and the guarantees of the New Notes will be released, during any period when the New Notes have an investment grade rating.
In connection with the Exchange Offers, substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the indentures governing the Original Notes were eliminated.
The Company was in compliance with all covenants under the agreements governing its indebtedness as of December 31, 2025.
The following tables summarize amounts available for borrowing under the Revolving Credit Facility as of the periods presented:

December 31, 2025
($ in millions)	Revolving Credit Facility
Revolver availability:
Revolver committed availability	$750.0
Less: Outstanding letters of credit	(137.4)
Net availability	612.6
Borrowings	—
Available borrowing capacity	$612.6

	December 31, 2024
($ in millions)	ABL Credit Facility	Original Revolving Credit Facility	Total
Revolver availability:
Gross availability	$350.0	$350.0	$700.0
Less: Adjustment for gross availability	(14.8)	—	(14.8)
Less: Outstanding letters of credit	(51.6)	(65.4)	(117.0)
Net availability	283.6	284.6	568.2
Borrowings	—	—	—
Available borrowing capacity	$283.6	$284.6	$568.2
NOTE 13—STOCKHOLDERS' EQUITY
Preferred Stock
As of December 31, 2025, the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorized the issuance of 100,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
Common Stock
As of December 31, 2025, the Company's Certificate authorized the issuance of 800,000,000 shares of Class A common stock, par value $0.01 per share ("Class A common stock"), and 100,000,000 shares of Class B common stock, par value $0.01 per share ("Class B common stock").

During the year ended December 31, 2025, the Sponsor Stockholder (as defined in Note 1) converted 64,512,579 shares of Class B common stock outstanding to an equivalent number of shares of Class A common stock. As of December 31, 2025, the shares of Class B common stock converted were retired and there were no shares of Class B common stock outstanding.
As of December 31, 2025, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	363,940,940	363,940,940
Class B common stock	100,000,000	—	—
	900,000,000	363,940,940	363,940,940
As of December 31, 2024, common stock consisted of the following:

	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	800,000,000	315,280,417	315,280,417
Class B common stock	100,000,000	64,512,579	64,512,579
	900,000,000	379,792,996	379,792,996
Holders of Class A common stock and Class B common stock are entitled to share equally, identically and ratably, on a per share basis, in dividends when, as, and if declared by the Company's Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends.
The holder of each share of Class A common stock is entitled to one vote for each share for each matter submitted to a vote of stockholders. Holders of each share of Class B common stock are not entitled to vote on the election, appointment or removal of directors of the Company but are entitled to one vote for each share of Class B common stock on each matter submitted to a vote of stockholders, other than the election, appointment or removal of directors. Further, subject to the exceptions described in the Company's Certificate, shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.
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
On May 1, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock, which was paid in cash on June 17, 2025 to stockholders of record at the close of business on June 6, 2025.
On August 6, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, which was paid in cash on September 4, 2025 to stockholders of record at the close of business on August 21, 2025.
On November 5, 2025, the Board of Directors declared a dividend of $0.10 per share on the outstanding Class A common stock of the Company, which was paid in cash on December 5, 2025 to stockholders of record at the close of business on November 25, 2025.
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
On May 7, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the Stock Purchase Agreement, the Company agreed to repurchase 3,157,562 shares of Class A common stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined below) (the "May Share Repurchase"). The May Share Repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. The Company funded the May Share Repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
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
Share Repurchase Program
On August 6, 2025, the Board of Directors approved a share repurchase program of $250.0 million of the Company's outstanding Class A common stock (the "Share Repurchase Program"). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million worth of the Company's Class A common stock. During the year ended December 31, 2025, we repurchased 10,331,154 shares of our Class A common stock for an aggregate purchase price of approximately $192.9 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program. Shares purchased under this plan were subsequently retired.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected on the Consolidated Statements of Operations. The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions) ¹	Gains and Losses On Derivative Instruments	Cumulative Translation Adjustment	Postretirement Benefit Plan Items	Total
Balance as of December 31, 2022	$—	$(15.2)	$3.5	$(11.7)
OCI before reclassifications	—	5.3	(0.4)	4.9
Amounts reclassified from AOCI	—	—	(0.7)	(0.7)
Net current-period OCI	—	5.3	(1.1)	4.2
Balance as of December 31, 2023	$—	$(9.9)	$2.4	$(7.5)
OCI before reclassifications	(0.7)	(9.7)	0.3	(10.1)
Amounts reclassified from AOCI	1.0	—	(0.6)	0.4
Net current-period OCI	0.3	(9.7)	(0.3)	(9.7)
Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	(9.3)	13.6	1.1	5.4
Amounts reclassified from AOCI	6.6	(7.8)	(0.9)	(2.1)
Net current-period OCI	(2.7)	5.8	0.2	3.3
Balance as of December 31, 2025	$(2.4)	$(13.8)	$2.3	$(13.9)
______________________
¹ All amounts are net of tax. Amounts in parentheses indicate debits.

($ in millions)	For the Year Ended December 31,			Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	2025	2024	2023
Gains and losses reclassified from AOCI
Foreign exchange contracts¹	$(6.6)	$(1.0)	$—	Other income, net
Cumulative translation adjustment	7.8	—	—	Net loss from discontinued operations, net of tax
Recognized actuarial gains[2]	$0.9	$0.6	$0.7	Interest and financing expense, net
Total reclassification for the period	$2.1	$(0.4)	$0.7
______________________
1    Amount is net of tax impact of $2.3 million, $0.4 million and nil, respectively, for the years ended December 31, 2025, 2024 and 2023 which is recorded within Provision for income taxes on the Consolidated Statements of Operations.
2    Tax impact of this income for all periods was immaterial.

NOTE 14—INCOME TAXES
U.S. and foreign components of income (loss) before income taxes was as follows for the periods presented:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Domestic	$168.8	$56.4	$134.8
Foreign	(23.8)	(35.7)	(16.9)
Total income (loss) before taxes	$145.0	$20.7	$117.9
The following table presents the components of the Provision for (benefit from) income taxes in the Consolidated Statements of Operations for the periods presented:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Current:
Federal	$80.8	$93.0	$49.8
State and local	30.5	18.4	15.8
Foreign	(0.5)	—	—
Total current	$110.8	$111.4	$65.6
Deferred:
Federal	(33.4)	(69.1)	(27.9)
State and local	(13.0)	(0.8)	(8.4)
Foreign	0.2	(8.2)	(4.2)
Total deferred	$(46.2)	$(78.1)	$(40.5)
Provision for income taxes	$64.6	$33.3	$25.1

As further described in Note 2 - Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

	For the Year Ended December 31, 2025
($ in millions)	Percent	Amount
US Federal Statutory Tax Rate	21.0%	$30.5
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	9.7%	14.1
Foreign Tax Effects
Canada
State and Local Income Taxes, Net of Federal Income Tax Effect[2]	0.1%	0.1
Statutory tax rate differences between Canada and United States	(0.7)%	(1.0)
Permanent differences	1.1%	1.5
Changes in Valuation Allowance	3.4%	4.9
Other Foreign Jurisdictions	(0.6)%	(0.9)
Tax credits
R&D and Fuel credits	(1.6)%	(2.4)
Nontaxable or nondeductible items
Permanent differences	5.5%	7.9
Equity Compensation	5.3%	7.7
Transaction Costs	1.0%	1.5
Other	0.4%	0.7
Total provision for (benefit from) income taxes	44.6%	$64.6
______________________
1    State and local taxes in California, New Jersey, New York City and Texas made up the majority (greater than 50%) of the tax effect in this category in 2025.
2    Province taxes in Ontario made up the majority (greater than 50%) of the tax effect in this category in 2025.
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024		2023
($ in millions)%		Amount	%	Amount
U.S. federal statutory income tax rate	21.0%	$4.3	21.0%	$24.8
State and local income taxes	42.3%	8.8	2.6%	3.1
Foreign tax rate differential	(8.6)%	(1.8)	(0.6)%	(0.6)
Impact of intercompany transactions and dividends	9.4%	2.0	—%	—
Change in enacted tax rates	26.2%	5.4	—%	—
Change in valuation allowance	3.9%	0.8	—%	—
Change in uncertain tax positions	15.2%	3.1	0.8%	0.9
Equity compensation	3.0%	0.6	0.3%	0.3
Permanent differences	14.5%	3.0	0.6%	0.6
Transaction costs	38.5%	8.0	—%	—
Research and development and fuel credits	(5.9)%	(1.2)	(1.8)%	(2.1)
Other	1.4%	0.3	(1.6)%	(1.9)
Total provision for (benefit from) income taxes	160.9%	$33.3	21.3%	$25.1

The following table presents the components of Deferred income taxes in the Consolidated Balance Sheets as of the periods presented:

	December 31,
($ in millions)	2025	2024
Deferred tax assets:
Lease obligations	$178.9	$182.9
Interest limitation and carryforwards	153.8	149.4
Accrued liabilities and employee benefit obligations	71.8	84.6
Net operating loss carryforwards	49.3	50.5
Capitalized research and development expenses	4.1	25.6
Transaction costs	3.6	4.6
Stock options	8.1	9.6
Inventories	4.9	5.1
Capital Loss Carryforwards	9.0	—
Total deferred tax assets	$483.5	$512.3
Deferred tax liabilities:
Property, plant and equipment	$(256.6)	$(285.7)
Intangible assets	(677.0)	(734.1)
Lease right-of-use assets	(162.6)	(169.1)
Debt discounts and derivatives	(4.3)	(7.9)
Other	(2.8)	(4.4)
Total deferred tax liabilities	$(1,103.3)	$(1,201.2)
Valuation allowance	(71.7)	(49.8)
Net deferred tax liability	$(691.5)	$(738.7)
As of December 31, 2025, the Company has outside tax basis differences, including undistributed earnings, in its subsidiaries. For 2025, deferred taxes have not been recorded on the undistributed earnings because the Company's subsidiaries have the ability to repatriate funds to their respective parent company tax-efficiently or the undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, the Company considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of its subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits.
As of December 31, 2025, the Company has various net operating loss ("NOL") carryforwards. The Company has U.S. federal NOL carryforwards of $1.6 million which begin expiring in 2037, U.S. federal NOL carryforwards of $36.4 million which have indefinite lives, and state NOL carryforwards in the amount of $6.6 million, which begin expiring in 2026. The Company has Canadian NOL carryforwards of $136.7 million, which begin expiring in 2029. The Company's U.S. NOL carryforwards are subject to annual limitations in their use in accordance with IRC section 382.
As of December 31, 2025, the Company has capital loss carryforwards of $33.9 million primarily in Canada which have indefinite lives.
In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considers all positive and negative evidence, including the scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operating results. Due to recent cumulative losses, it was determined that it is more likely than not the Company will not realize the benefit of NOL carryforwards, capital loss carryforwards, and other net deferred tax assets in Canada.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$17.8	$1.2	$—
Additions based on tax positions taken during a prior period	24.5	1.1	—
Additions related to acquired entities	—	14.9	—
Lapse in statute of limitations	(4.0)	—	—
Additions based on tax positions taken during the current period	7.4	0.7	1.2
Foreign exchange	0.3	(0.1)	—
Unrecognized tax benefits at end of year	$46.0	$17.8	$1.2
If the Company recognized the tax positions, approximately $23.7 million would favorably impact the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. There was net interest and penalties of $5.8 million, $1.1 million and nil expensed during the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025 and December 31, 2024 an interest and penalties liability of $8.3 million and $2.5 million respectively was recognized in the Consolidated Balance Sheets.
The Company is subject to taxation in the United States, Canada and other foreign jurisdictions. The Company is currently under audit in Canada by the Canada Revenue Agency for tax years 2020 and 2021. The Company is also under examination by several U.S. state taxing authorities related to tax periods prior to March 31, 2021. As such and in accordance with the stock and asset purchase agreement, Nestle S.A. (the former owners of BlueTriton) bears the onus for any resulting adjustments of the aforementioned state examinations. Except for those noted above and a few other exceptions, we are no longer subject to income tax examination for years prior to 2021. To the extent that income tax attributes such as net operating losses and tax credits have been carried forward from years prior to 2021, those attributes can still be audited when utilized on returns subject to audit.
A breakdown of our cash paid for taxes is as follows:

For the Year Ended December 31,
($ in millions)	2025
Federal	$40.0
California	3.2
Texas	$2.9
Other States	10.0
Foreign	$0.8
Total	$56.9
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. tax law and contains a broad range of tax reform provisions affecting businesses. This legislation does not have a significant impact on the Company's effective tax rate but decreases the Company's cash tax liability for the current year.

NOTE 15—STOCK-BASED COMPENSATION
Primo Brands Corporation Equity Incentive Plan
In November 2024, the Company adopted the Primo Brands Corporation Equity Incentive Plan (the "2024 Equity Plan"). Awards under the 2024 Equity Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, restricted share units, performance shares, performance units, unrestricted shares, and other stock or cash-based awards to the Company’s employees, officers, directors, consultants, and advisors. The 2024 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") or any other Board committee as may be designated by the Board of Directors from time to time. The 2024 Equity Plan includes an initial reserve of 38,000,000 shares of Class A common stock authorized for issuance under the plan, subject to adjustment in connection with changes in capitalization, reorganization, and change in control events, which will automatically increase on the first day of each calendar year beginning on January 1, 2026 and ending on and including January 1, 2034 by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Class A common stock and Class B common stock of the Company issued and outstanding on the day immediately preceding the applicable date, or (ii) such smaller amount determined by the Board. Shares that are issued under the 2024 Equity Plan that are forfeited, expired, or are canceled or settled without the issuance of shares return to the pool of shares available for issuance under the 2024 Equity Plan. As of December 31, 2025, there were 34,583,251 shares available for future issuance under the 2024 Equity Plan.
Legacy Primo Water Equity Incentive Plans
In connection with the Transaction, the Company adopted the Legacy Primo Water Corporation Equity Incentive Plan (the “Legacy Equity Plan”) and the Legacy Primo Water Corporation 2018 Equity Incentive Plan (the “Legacy 2018 Equity Plan”, and together with the Legacy Equity Plan, the “Legacy Equity Plans”) which assumed the outstanding Primo Water equity incentive awards and issued corresponding replacement awards with respect to the Company's Class A common stock. The Company does not expect to issue any additional awards under the Legacy Equity Plans going forward. The Legacy Equity Plans are administered by the Compensation Committee or any other Board committee as may be designated by the Board of Directors from time to time.
Stock-Based Compensation Expense
Stock-based compensation expense is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Other awards” represent common shares issued in consideration of the annual Board retainer fee to non-management members of our Board, profit interest units in Triton Water Parent Holdings, LP with time-based vesting ("Time-based PIUs"), and profit interest units in Triton Water Parent Holdings, LP with time- and performance-based vesting ("Performance-based PIUs").
The table below summarizes the stock-based compensation expense for the years then ended:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Performance-based RSUs	15.7	0.4	—
Time-based RSUs	26.2	6.9	—
Other awards	5.3	1.5	1.3
ESPP	2.7	—	—
Total [1]	$49.9	$8.8	$1.3
______________________
1     Includes $0.1 million of stock-based compensation expense for the year ended December 31, 2024 associated with the Company's discontinued operations, which is included in Net income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.
The tax benefit recognized related to stock-based compensation expense for the year ended December 31, 2025 and December 31, 2024 was $2.9 million and $3.5 million, respectively. There was no tax benefit recognized related to stock-based compensation expense for the year ended December 31, 2023.

As of December 31, 2025, the unrecognized share-based compensation expense and the weighted-average number of years over which the expense will be recognized were as follows:

($ in millions, except years)	Unrecognized stock-based compensation expense	Weighted-average years expected to recognize expense
Performance-based RSUs	$48.3	2.6
Time-based RSUs	19.0	1.4
Other awards	3.0	1.4
Total	$70.3
Stock Options
The Company did not grant any stock options during the year ended December 31, 2025. The contractual term of a stock option is fixed by the Legacy Equity Plans and cannot exceed ten years from the original grant date. The following table summarizes the activity for stock options for the periods presented:

($ in millions, except years)	Number of Stock options (in thousands)	Weighted-average exercise price	Weighted-average contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Replacement awards in conjunction with the Transaction	1,195	$14.31
Exercised	(127)	$15.05		$1,810.8
Outstanding as of December 31, 2024	1,068	$14.21	3.6	$17,679.5
Exercised	(288)	$13.73		$4,527.4
Outstanding as of December 31, 2025	780	$14.39	2.2	$1,659.9
Exercisable as of December 31, 2025	780	$14.39	2.2	$1,659.9
Vested or expected to vest as of December 31, 2025	780	$14.39	2.2	$1,659.9
The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company's Class A common stock on the New York Stock Exchange ("NYSE") on December 31, 2025, which was $16.35, and the exercise price, multiplied by the number of in-the-money stock options as of the same date.
The total amount of cash received from the exercise of stock options during the years ended December 31, 2025 and December 31, 2024 was $2.4 million and $1.9 million, respectively, with an associated tax benefit of $1.0 million and $0.5 million, respectively. No options vested during the years ending December 31, 2025 and December 31, 2024.
Time- and Performance-Based RSUs
In connection with the Transaction, the Company granted 3,287,966 Time-based RSUs as replacement awards for those held by Primo Water employees prior to the Transaction. The replacement awards included 793,040 Time-based RSUs and 2,494,926 Performance-based RSUs converted to Time-based RSUs. Each Primo Water Performance-based RSU was automatically assumed and converted into a Primo Brands Time-based RSU on substantially the same terms and conditions as immediately prior to the Transaction, except that the number of Class A common stock subject to the Primo Brands Time-based RSU was equal to the number of Primo Water shares underlying such Primo Water Performance-based RSU, as determined by the Board prior to the Transaction based on the expected performance of Primo Water for the performance period. The Performance-based RSUs were converted at 191.4% for the 2022 grants, 170.4% for the 2023 grants and 187.25% for the 2024 grants. The fair value of the replacement Time-based RSUs was $24.21 per share based on the quoted market price of Primo Water common shares on the NYSE on November 8, 2024. The Time-based RSUs have a time-based vesting period equal to the remaining vesting period for the original awards.
During the year ended December 31, 2025, the Company granted 1,094,123 Time-based RSUs. The fair value of the Time-based RSUs is based on the quoted market price of PRMB shares on the NYSE as of the grant date, which awards vest over three years in equal annual installments on the first, second and third anniversaries of the date of grant and include a service condition.
Additionally, during the year ended December 31, 2025, the Company granted 1,917,537 Performance-based RSUs which vest at the end of a three-year performance period beginning on the first day of the Company's 2026 fiscal year and ending on the last day of our 2028 fiscal year ("2026 Performance Awards"). Performance-based RSUs granted during the year ending December 31, 2024, vest at the end of a three-year performance period beginning on the first day of the Company's 2025 fiscal year and ending on the last day of our 2027 fiscal year ("2025 Performance Awards"). The number of shares ultimately awarded will be based upon the performance payout rate, which can range from 0% to 200% of the awards granted and is based on the Company’s achievement total shareholder return (“TSR”) relative to the TSR attained by companies within the Company's defined peer group for the applicable performance period (the “Performance Objective”). The number of Performance-based RSUs that may vest, and the related unrecognized compensation cost is subject to change based on the Performance Objectives achieved during the vesting period.
The grant date fair values of the 2026 and 2025 Performance Awards granted during the years ended December 31, 2025 and December 31, 2024 were estimated at the following grant dates using the Monte-Carlo simulation model with the following weighted-average assumptions:

	December 10, 2025	November 7, 2025	February 21, 2025	December 10, 2024
Risk-free interest rate	3.5%	3.5%	4.1%	4.0%
Average expected life (years)	3.1	3.2	2.9	3.1
Expected volatility	33.2%	33.3%	27.8%	28.3%
The risk-free rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance periods associated with the performance shares. Volatility is based on the Company's historical share price data.
The following table summarizes the activity for the Company's Time- and Performance-based RSUs:

	Number of Performance-based RSUs (in thousands)	Weighted-average grant date fair value	Number of Time-based RSUs (in thousands)	Weighted-average grant date fair value
Outstanding as of December 31, 2023	—	$—	—	—
Replacement awards in conjunction with the Transaction	—	$—	3,288	$24.21
Awarded	465	$44.23	240	$31.73
Issued	—	$—	(971)	$24.21
Outstanding as of December 31, 2024	465	$44.23	2,557	$24.91
Awarded	1,918	$28.50	1,094	$19.60
Issued	—	$—	(1,559)	$25.12
Forfeited	(230)	$46.25	(106)	$31.30
Outstanding as of December 31, 2025	2,153	$29.93	1,986	$21.48
Vested or expected to vest as of December 31, 2025	1,448	$20.56	1,986	$21.48
The total fair value of Time-based RSUs vested and issued during the year ended December 31, 2025 and December 31, 2024 was $39.2 million and $23.5 million, respectively.

Other Awards
Certain employees of BlueTriton were granted Class B units in Triton Water Parent Holdings, LP as PIUs, which consisted of a combination of time-based PIUs (approximately 1/2 of the PIUs) and performance-based PIUs (approximately 1/2 of the PIUs). Fifty percent (50%) of the time-based PIUs generally vest on the second anniversary of the vesting commencement date, and sixteen and two-thirds percent (16 2/3%) will vest on the third, fourth, and fifth anniversaries of the vesting commencement date. Performance-based PIUs will vest based on the return on investment by the investors of Triton Water Parent Holdings, LP, at the time of an exit transaction or final sale.
During the year ended December 31, 2025, the Company granted 64,813 shares of Class A common stock with an aggregate grant date fair value of approximately $2.0 million to the non-management members of its Board of Directors under the Primo Brands Corporation Equity Incentive Plan. The shares of Class A common stock were issued in consideration of the directors’ fees and were fully vested upon issuance or deferral.
In November 2024, the Company adopted the Primo Brands Corporation Employee Share Purchase Plan (the “ESPP”). The ESPP qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 7,600,000 shares of Primo Brands Class A common stock through payroll deductions. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year from January 1, 2026 through January 1, 2034 by an amount equal to the lesser of (i) 1% of the aggregate number of Class A common stock and Class B common stock on the immediately preceding December 31 and (ii) such lesser number of shares of common stock as determined by the Board. As of December 31, 2025, 7,244,554 shares remained available for issuance under the ESPP. Eligible employees who choose to participate may purchase Primo Brands Class A common stock at 85% of the market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Primo Brands Class A common stock.
NOTE 16—EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company maintains two defined contribution plans.
The Company provides defined contribution retirement plans for substantially all of its former BlueTriton employees (“BlueTriton 401(k) Plan”). The Company’s matching contribution for employees participating in the BlueTriton 401(k) Plan provides the option to match contributions for eligible participants up to 4% of the employee’s eligible pay. The Company may also make discretionary retirements contributions, from 3% to 9% of eligible pay, for certain employees under the BlueTriton 401(k) Plan. The total expense for the Company’s contributions to the BlueTriton 401(k) Plan for the years ended December 31, 2025, 2024, and 2023 was $34.7 million, $41.2 million and $44.8 million, respectively.
The Company provides defined contribution retirement plans for substantially all of its former Primo Water employees (“Primo Water 401(k) Plan”). The Company’s matching contribution for employees participating in the Primo Water 401(k) Plan provides the option to match contributions for eligible participants up to 3% of the employee’s eligible pay. The total expense for the Company’s contributions to the Primo Water 401(k) Plan for the years ended December 31, 2025 and 2024 was $7.6 million and $0.9 million, respectively.
Split-Dollar Life Insurance
The Company provides certain executives with life insurance benefits through split-dollar life insurance arrangements. The Company retains agreements with certain former and active executives whereby the Company must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with the designated beneficiary of each executive. The Company’s investment in corporate-owned life insurance policies is recorded at cash surrender value, which approximates fair value.
As of December 31, 2025, the cash surrender value of $24.8 million for the remaining split dollar life insurance policies is recorded in Other non-current assets in the Consolidated Balance Sheets, and future amounts owed to the executives or their designated beneficiaries is $1.5 million, which is split between Accruals and other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets in the amounts of $0.5 million and $1.0 million, respectively.

As of December 31, 2024, the cash surrender value of $24.7 million for the remaining split dollar life insurance policies is recorded in Other non-current assets in the Consolidated Balance Sheets, and future amounts owed to the executives or their designated beneficiaries is $1.5 million, which is split between Accruals and other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets in the amounts of $0.5 million and $1.0 million, respectively.
Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within Selling, general and administrative expenses in the Consolidated Statements of Operations. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the Consolidated Statements of Cash Flows. Gains (losses) related to the corporate-owned life insurance policies were insignificant for all periods presented.
In April 2021, the Company funded $17.0 million into a rabbi trust, which will be used to pay premiums and other fees on these split-dollar life insurance plans in the future. As of December 31, 2025 and 2024, the rabbi trust has $14.1 million and $14.1 million, respectively, of Level 1 investments, which are included in Other non-current assets in the Consolidated Balance Sheets (see Note 20 - "Fair Value Measurements").
NOTE 17—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.5%, 97.4% and 97.4% of consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively
Disaggregation of net sales by water type for the periods presented is as follows:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Regional spring water	$3,319.9	$3,234.5	$3,146.1
Purified water	2,102.0	1,348.7	1,133.6
Premium water	349.9	94.8	46.7
Other water	128.8	140.7	108.4
Other	763.4	333.8	263.9
Total net sales	$6,664.0	$5,152.5	$4,698.7
Contract Balances
The Company does not have any material contract assets or liabilities as of December 31, 2025 and December 31, 2024.
NOTE 18—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Transaction costs include those associated with the Transaction, including subsequent costs directly related to its consummation. Other acquisition expenses include costs associated with our acquisitions, as well as costs incurred on potential acquisitions. Integration and restructuring expenses mainly include costs incurred to achieve post-Transaction synergies, information technology implementation costs, and costs incurred on business optimization, among others. In connection with the closing of the Transaction, the Board of Directors authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million to $100.0 million of aggregate charges, which are anticipated to include $47.0 million to $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases. As of December 31, 2025, management had incurred $42.6 million in total of one-time cash termination benefits associated with the plan and does not expect to incur any incremental one-time cash termination benefits going forward.

The following table summarizes the components of Acquisition, integration and restructuring expenses on the Consolidated Statements of Operations:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Transaction costs	$6.2	$108.7	$—
Other acquisition expenses	6.6	—	2.4
Other integration expenses	139.5	26.1	5.3
Total acquisition and integration expenses	152.3	134.8	7.7
Non-cash exit and disposal charges [1]	6.9	22.0	—
Non-cash gain on sale of facilities	(3.8)	—	—
Facility closure expense [1]	16.8	—	—
Employee severance and termination related benefits	(4.7)	47.3	9.2
Total restructuring expenses	15.2	69.3	9.2
Total acquisition, integration and restructuring expenses	$167.5	$204.1	$16.9
______________________
1 Includes lease related non-cash charges and lease termination costs
For the years ended December 31, 2025, 2024 and 2023, integration-related costs of $104.3 million, nil and nil were recorded within Cost of sales on the Consolidated Statements of Operations, respectively.
The following table reflects the activity related to the restructuring accrual for the period presented:

($ in millions)	Amount
Balance as of December 31, 2022	$0.9
Charges incurred	9.2
Payments made	(7.4)
Balance as of December 31, 2023	$2.7
Charges incurred	47.3
Payments made	(3.6)
Balance as of December 31, 2024	$46.4
Charges incurred	12.1
Payments made	(42.4)
Balance as of December 31, 2025	$16.1
NOTE 19—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in foreign currency market conditions, fluctuating interest rates and commodity prices on items such as diesel fuel and petroleum-based products. These changes in market conditions, interest rates and commodity prices may adversely impact the Company's financial performance and are referred to as market risks. When deemed appropriate by management, the Company uses derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks, rising interest rates and commodity price risks.
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's 3.875% Senior Notes and non-tendered Original 3.875% Senior Notes. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company uses interest rate swaps to mitigate the exposure from the variation of interest rates. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
All derivatives are carried at fair value on the Consolidated Balance Sheets in the Other non-current assets or Accruals and other current liabilities line items. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. If agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty, the Company has elected to report the fair value of its derivatives on a net basis, by counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in the Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. The Company classifies cash inflows and outflows related to derivative and hedging instruments within the appropriate cash flows section associated with the item being hedged.
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
Cash Flow Hedging Strategy
During the three months ended December 31, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal and are effective for the interest payments beginning in the first quarter of 2026. The interest rate swap contracts are designated as cash flow hedges and recognized on the Consolidated Balance Sheets at fair value and changes in the fair value are recorded as a component of AOCI on the Consolidated Balance Sheets. As of and for the year ended December 31, 2025, the assets and accumulated gain recorded in AOCI are not material to the financial statements.
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards"). Prior to completion of the Exchange Offers, as described in Note 12 - "Debt", the derivative financial instruments were utilized to hedge the foreign exchange risk associated with the Original 3.875% Senior Notes. Following completion of the Exchange Offers, such derivative financial instruments were utilized to hedge the foreign exchange risk associated with the combined €441.9 million 3.875% Senior Notes and €8.1 million non-tendered Original 3.875% Senior Notes (collectively, the "Euro Notes").
On August 6, 2025, the Company net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.

The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other income, net in the Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other income, net in the Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other income, net is recorded as a component of AOCI on the Consolidated Balance Sheets.
The following amounts were recorded on the Consolidated Balance Sheets related to hedged items as of December 31, 2025 and December 31, 2024:

($ in millions)	December 31, 2025	December 31, 2024
Line Item in Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$529.3	$468.7
______________________
1 Carrying amount excludes the unamortized debt discounts as of December 31, 2025 and December 31, 2024.
The fair value of the Company's derivative assets and liabilities included in Other non-current assets and Accruals and other current liabilities, respectively, as of December 31, 2025 and December 31, 2024 was as follows:

($ in millions)	December 31, 2025		December 31, 2024
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	$11.6	$—	$—	$36.0
The amount of gains or (losses) recognized in Other income, net in the Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the years ended December 31, 2025 and 2024, is shown in the table below:

($ in millions)	December 31, 2025	December 31, 2024
Foreign exchange contracts
Hedged item	$(60.6)	$15.9
Derivative designated as hedging instrument	$60.6	$(15.9)
Amount reclassified from AOCI to expense (amortized)	$(8.9)	$(1.4)
The amount of gains or (losses), net of tax, recognized in the Consolidated Statements of Comprehensive Income for fair value hedging relationships for the years ended December 31, 2025 and 2024, is shown in the table below:

($ in millions)	December 31, 2025	December 31, 2024
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(9.6)	$(0.7)
______________________
1 Amount is net of tax impact of $3.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
Other than the settlement of the 2024 FX Forwards described above, there were no settlements of the Company's foreign exchange contracts during the years ended December 31, 2025 and 2024, respectively.

NOTE 20—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	December 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	11.6	—	11.6	—
Interest rate swaps	0.4	—	0.4	—
	$50.9	$14.1	$36.8	$—
Financial Liabilities:
Commodity forwards	$3.5	$—	$—	$3.5
	$3.5	$—	$—	$3.5

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.7	—	24.7	—
	$38.8	$14.1	$24.7	$—
Financial Liabilities:
Foreign exchange contracts	$36.0	$—	$36.0	$—
Commodity forwards	5.4	—	—	5.4
	$41.4	$—	$36.0	$5.4
The fair values of the Company’s money market investments are based on the daily market price for identical assets in active markets. The fair value of the Company's split-dollar life insurance policies are the cash surrender value based on the fair value of underlying investment.
The changes in the fair value of the Company's commodity forwards recorded at fair value, which are Level 3 financial liabilities, are reflected within Other operating (income) expense, net on the Consolidated Statements of Operations.
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.

Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	December 31, 2025		December 31, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,067.6	$3,082.9	$3,098.6	$3,121.8
6.250% Senior Notes [1]	712.8	719.0	713.0	709.4
3.875% Senior Notes [1]	512.2	522.1	459.8	459.9
4.375% Senior Notes [1]	714.8	729.4	710.0	701.2
Non-tendered Original Senior Notes	13.3	13.2	—	—
Total	$5,020.7	$5,066.6	$4,981.4	$4,992.3
______________________
1 The December 31, 2024 balances for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the Original Notes as defined in Note 12 - "Debt". The balances as of December 31, 2025 for the 6.250% Senior Notes, 3.875% Senior Notes and the 4.375% Senior Notes represent the New Notes as described in Note 12 - "Debt".
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
NOTE 21—SEGMENT REPORTING
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
The accounting policies of the Company's segment have not changed from those described in the Summary of Significant Accounting Policies (see Note 2 - "Summary of Significant Accounting Policies").
The Chief Operating Decision Maker ("CODM") assesses performance for the segment and decides how to allocate resources based on segment net (loss) income from continuing operations that is also reported in the Consolidated Statements of Operations as such.
The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Segment capital expenditures are reported in the Consolidated Statements of Cash Flows as purchases of plant, property and equipment and purchases of intangible assets.
The CODM uses Net income (loss) from continuing operations to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions or to pay dividends.
Net income (loss) from continuing operations is used to monitor budget versus actual results. The CODM also uses the Company's performance in competitive analysis by benchmarking to Primo Brands' competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset-based metrics. Net sales by water type can be found in Note 17 - "Revenue Recognition".
The Company's Chief Executive Officer is the CODM.

Business segment information is presented below:

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Net sales	$6,664.0	$5,152.5	$4,698.7
Less:
Cost of sales, adjusted [1]	4,134.4	3,252.8	3,085.9
Marketing expense	205.5	218.5	197.7
Selling expense, adjusted [1]	460.1	349.8	305.3
General and administrative expense, adjusted [1]	431.8	336.8	326.3
Intangible asset impairment	35.6	—	—
Other income, net	(59.7)	—	—
Other segment expense [2]	356.0	301.0	71.8
Depreciation and amortization	610.2	333.3	305.7
Interest and financing expense, net	326.5	339.6	288.1
Loss on modification and extinguishment of debt	18.6	—	—
Income taxes	64.6	33.3	25.1
Segment net income (loss) from continuing operations	$80.4	$(12.6)	$92.8
______________________
1    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2    Other segment expenses include acquisition, integration and restructuring costs (as disclosed in Note 18 - "Acquisition, Integration and Restructuring Expenses"), stock-based compensation (as disclosed in Note 15 - "Stock-based Compensation" and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 98.2% and 97.8% of consolidated long-lived assets as of December 31, 2025 and December 31, 2024, respectively.
NOTE 22—NET INCOME (LOSS) PER COMMON SHARE
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
The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, and the classes otherwise share equally in dividends and residual net assets on a per share basis. Accordingly, the net income (loss) per common share amounts are the same for Class A common stock and Class B common stock because the holders of each class are entitled to equal per-share dividends or distributions in liquidation in accordance with the Company's Certificate. As of December 31, 2025, there was no Class B common stock outstanding.
For comparative purposes, the weighted-average shares outstanding of BlueTriton have been adjusted by an implied conversion ratio of 212.2-to-1 for the year ended December 31, 2023 to reflect the effects of the Transaction. Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Numerator ($ in millions):
Net income (loss) from continuing operations	$80.4	$(12.6)	$92.8
Dividend on preferred stock	—	—	25.8
Excess of redemption price over carrying value of preferred stock	—	—	3.1
Net income (loss) from continuing operations attributable to common stockholders for EPS	$80.4	$(12.6)	$63.9
Net loss from discontinued operations, net of tax	$(20.3)	$(3.8)	$—

Denominator (shares in thousands):
Weighted-average common shares outstanding - basic	373,512	242,315	218,338
Effects of dilutive securities:
Stock options	418	—	—
Performance-based RSUs	—	—	—
Time-based RSUs	934	—	—
ESPP	5	—	—
Weighted-average common shares outstanding - diluted	374,869	242,315	218,338

Net income (loss) per common share:
Basic:
Continuing operations	$0.21	$(0.05)	$0.29
Discontinued operations	$(0.05)	$(0.02)	$—
Net income (loss) per common share	$0.16	$(0.07)	$0.29
Diluted:
Continuing operations	$0.21	$(0.05)	$0.29
Discontinued operations	$(0.05)	$(0.02)	$—
Net income (loss) per common share	$0.16	$(0.07)	$0.29
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Fiscal year ended December 31,
(Shares in thousands)	2025	2024	2023
Stock options	—	1,068	—
Performance-based RSUs [1]	1,448	465	—
Time-based RSUs	68	2,557	—
ESPP	—	—	—
____________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
NOTE 23—COMMITMENTS AND CONTINGENCIES
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
The Company is involved in legal proceedings from time to time arising in the normal course of business. While any outcome related to such legal proceedings cannot be predicted with certainty, other than the matters discussed below, the Company believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.
City of Miami Fire Fighters
On November 12, 2025 and December 5, 2025, two putative class action complaints were filed by purported stockholders against the Company and its executives, respectively, asserting claims under the federal securities laws. The first complaint is captioned Rosenblum v. Primo Brands Corp. et al, Case No. 3:25-cv-01902, and was filed in the U.S. District Court for the District of Connecticut. The second complaint is captioned City of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Primo Brands Corp., et al, Case No. 8:25-cv-03328, and was filed in the U.S. District Court for the Middle District of Florida. The Rosenblum action was voluntarily dismissed on or about January 8, 2026, while the City of Miami Fire Fighters action is ongoing.
In the City of Miami Fire Fighters complaint, the plaintiff, a purported stockholder of the Company, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company and certain of its officers, and claims under Sections 11, 12, and 15 of the Securities Act of 1933 (“Securities Act”) against the Company, its current and former directors and officers, and the underwriters of its March secondary offerings. The plaintiff asserts the Exchange Act claims on behalf of purchasers of Primo Water Corporation common stock between June 17, 2024, and November 8, 2024, and purchasers of the Company’s common stock between November 11, 2024, and November 6, 2025. The plaintiff asserts the Securities Act claims against all purchasers of the Company’s common stock traceable to the March 2025 secondary public offering. In support of these claims, the plaintiff alleges that the Company made false and/or misleading statements regarding the integration of Primo Water Corporation and the parent of BlueTriton Brands, Inc. to form the Company. The complaint does not specify damages claimed in the action.
Pursuant to the Private Securities Litigation Reform Act of 1995 (PSLRA), interested parties were required to file motions for appointment as lead plaintiff and lead counsel by January 12, 2026. On February 4, 2026, the Court granted the motions by Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds Providence Employees Retirement System to be appointed as lead plaintiffs, with Robbins Geller Rudman & Dowd appointed as lead counsel. Plaintiffs have 60 days from the time of that ruling to file an amended complaint.
The Company intends to vigorously defend itself and its directors and officers in this action.
Torres
On December 17, 2025, a Company shareholder filed a complaint in the U.S. District Court for the District of Connecticut asserting derivative claims on behalf of the Company against sixteen of its current and former directors and officers under federal and state law. This derivative complaint is captioned Torres v. Foss, et al, Case No. 3:25-cv-02108. In this complaint, the plaintiff asserts claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and corporate waste under state law, as well as claims for violations of Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 promulgated thereunder. This complaint leverages the allegations made in the City of Miami Fire Fighters securities class action complaint referenced herein. The complaint does not specify damages claimed in the action.
The case is in its initial stages. On January 6, 2026, the plaintiff filed waivers of service executed by all the defendants, which set a February 17, 2026 deadline for the defendants to respond to the complaint.
The Company intends to vigorously defend itself and its directors and officers in this action.

Hamilton
On December 16, 2025, Joseph Hamilton and 9 other named plaintiffs (collectively, “Plaintiffs”) filed a putative consumer class action seeking damages, equitable relief, and injunctive relief against the Company and BlueTriton (collectively, “Defendants”) in the U.S. District Court for the Central District of California, Case No. 2:25-cv-11874.
Plaintiffs claim violations of California False Advertising Law (FAL), Cal. Bus. & Prof. Code § 17500, et seq., California Unfair Competition Law (UCL), Cal. Bus. & Prof. Code § 17200, et seq., and New York General Business Law §§ 349, 350, and 527-a; violations of consumer protection statutes in 11 states (CA, NY, CT, FL, CO, GA, IL, IN, NE, NJ, OH); and related claims for unjust enrichment, negligence, and conversion.
In their complaint, Plaintiffs allege that the Defendants’ subscription-based water delivery services failed to deliver water as promised, resulting in missed or delayed scheduled deliveries, incomplete orders, and a failure to replace empty bottles. Plaintiffs claim these issues stemmed from facility closures and staff reductions following the November 8, 2024 merger of Primo Water Corporation and the parent of BlueTriton. Plaintiffs further allege that the Defendants made unauthorized charges for goods and services never delivered and imposing improper fees, such as penalties for equipment the Defendants failed to pick up. Lastly, Plaintiffs allege that the Defendants made subscription cancellations difficult, often continuing to charge customers even after they requested to terminate service. Plaintiffs seek to represent potentially 600,000 customers nationwide affected by these issues. The complaint does not specify damages claimed in the action.
The case is in its initial stages. On January 30, 2026, the Court approved the parties’ joint stipulation setting forth a briefing schedule for Defendants’ motion to compel arbitration and motion to dismiss the complaint. Both motions shall be fully briefed and submitted by June 25, 2026, to be followed by a hearing scheduled for July 9, 2026.
The Company and BlueTriton intend to vigorously defend themselves in this action.
Patane Litigation
On August 15, 2017, Mark Patane and 11 other named plaintiffs (collectively, “Plaintiffs”) commenced a putative class action against Nestlé Waters North America, Inc. (“Nestlé Waters”) in the U.S. District Court for the District of Connecticut (the “Court”). Plaintiffs alleged that Poland Spring® product labels fraudulently represent the product to be natural spring water. Plaintiffs have asserted claims of common law fraud, violations of certain consumer protection laws in five states (with Plaintiffs’ claims under the consumer protection laws of four of those states having been dismissed) and, for home and office customers, breach of contract. As a result of Triton Water Holdings’ acquisition of all of the equity interests of Nestlé Waters North America Holdings, Inc., along with the acquisition of certain assets and assumption of certain liabilities of Nestlé Canada Inc. from Nestlé S.A. (the “Nestlé Acquisition”), Nestlé Waters was renamed BlueTriton Brands, Inc. (“BlueTriton Brands”), and BlueTriton Brands is continuing to defend against the lawsuit.
As a result of rulings on multiple dispositive motions, the case has been narrowed in certain respects. Plaintiffs’ claims for injunctive relief have been dismissed. On December 30, 2024, the claims of eight Plaintiffs who are members of a class in a prior class action and subject to the Final Judgment entered in Ramsey v. Nestlé Waters N.Am., Case No. 03-CHK-817 (Ill Cir. Ct. 16th Cir. Kane Cnty.), were dismissed to the extent that they rely on purchases of Poland Spring® bottled water sourced from certain spring water sources raised in Ramsey. On January 6, 2025, both Plaintiffs and BlueTriton Brands moved for reconsideration of portions of the December 30, 2024 decision, which granted in part and denied in part BlueTriton Brands’ motion for summary judgment. On June 9, 2025, the Court issued an order denying the parties’ respective motions for reconsideration.
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
Plaintiffs are seeking compensatory damages and/or statutory damages. For the common law fraud claims, Plaintiffs purport to compute damages by multiplying the alleged price premium that Nestlé Waters obtained from its alleged “spring water” misrepresentation by Nestlé Waters’ total dollar sales of Poland Spring® still water products sold by Nestlé Waters during the class period, while statutory damages normally are determined by multiplying a statutorily established amount by the number of violations. The quantification of Plaintiffs’ recoverable damages is not reasonably determinable at this stage of the litigation. No trial date has been set. We believe that Plaintiffs’ claims are without merit, and the Company intends to defend itself vigorously. Based upon information presently known to management, the Company has not accrued a loss for the matters described above as the Company believes that a loss is not probable and reasonably estimable. While it is reasonably possible a loss may be incurred, the Company is unable to estimate a loss or range of loss in this matter.
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
Letters of Credit
As of December 31, 2025, the Company had $137.4 million of letters of credit outstanding.
NOTE 24—RELATED PARTY TRANSACTIONS
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
For the years ended December 31, 2025, 2024 and 2023, the Company recorded expenses associated with management fees and associated costs under the Former Management Agreements totaling nil, $53.4 million and $17.8 million respectively which were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024 and 2023 the Company purchased $36.4 million, $31.4 million and $4.7 million respectively of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Consolidated Statement of Operations. As of December 31, 2025 and December 31, 2024, the Company recorded an associated payable of $2.5 million and $2.1 million, respectively, related to the unpaid portion of these purchases.
Substantially concurrently with the March Offering and May Offering, the Company completed the share repurchases as detailed in Note 13 - "Stockholders' Equity".
NOTE 25—SUBSEQUENT EVENTS
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on March 23, 2026 to stockholders of record at the close of business on March 6, 2026.
Subsequent to December 31, 2025, the Company entered into sale agreements to sell additional facilities as a result of integration efforts for combined proceeds of $38.3 million. The Company is currently assessing the impact of the transactions on its Consolidated Financial Statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in millions)	For the Year Ended December 31, 2025
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables	$4.7	$1.0	$45.9	$0.1	$(31.2)	$20.5
Deferred tax assets	49.8	—	4.7	17.2	—	71.7
	$54.5	1.0	$50.6	$17.3	$(31.2)	$92.2

($ in millions)	For the Year Ended December 31, 2024
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables	$3.4	$—	$12.6	$—	$(11.3)	$4.7
Deferred tax assets	—	—	0.8	49.0	—	49.8
	$3.4	—	$13.4	$49.0	$(11.3)	$54.5

($ in millions)	For the Year Ended December 31, 2023
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Trade receivables	$3.7	$—	$14.1	$—	$(14.4)	$3.4
Deferred tax assets	—	—	—	—	—	—
	$3.7	—	$14.1	$—	$(14.4)	$3.4
______________________
1     Deductions primarily represent uncollectible accounts written off.