Form 10-Q
period 2026-03-31
Primo Brands Corp
filed 2026-05-07
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42404
_________________________
Primo Brands Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	99-3483984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Assembly Drive, Suite 800 Tampa, Florida 33607	3001 Summer Street Stamford, Connecticut 06905
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of May 4, 2026 was 362,868,562.

Forward-Looking Statements
There are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained herein include, but are not limited to, statements regarding our expectations and objectives for future operations, anticipated benefits from the Transaction (as defined in Note 2 - "Summary of Significant Accounting Policies"), growth opportunities, integration efforts, diversification of customer base, customer relationships, sustainability goals, service efficiency and costs, route density and network optimization, attraction and retention of associates, e-commerce capabilities, availability of packaging and source materials, the outcome of pending litigation, contract negotiations, capital resources, payment of dividends, liquidity and effects of recent federal legislation.
The forward-looking statements contained herein are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, those discussed under "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") as well as in any subsequent filings. The forward-looking statements contained herein are based upon information available to us as of the date of this filing, and while we believe such information is a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$288.2	$376.9
Trade receivables, net of allowance for expected credit losses of $21.7 and $20.5 as of March 31, 2026 and December 31, 2025, respectively	535.8	431.8
Inventories	247.9	223.5
Prepaid expenses and other current assets	174.6	148.9
Current assets held for sale	40.1	36.7
Total current assets	1,286.6	1,217.8
Property, plant and equipment, net	2,160.3	2,185.5
Operating lease right-of-use-assets, net	526.8	539.3
Goodwill	3,590.4	3,581.9
Intangible assets, net	2,950.4	2,992.7
Other non-current assets	75.9	85.6
Total assets	$10,590.4	$10,602.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$72.9	$73.3
Trade payables	498.2	518.9
Accruals and other current liabilities	658.7	597.6
Current portion of operating lease obligations	89.6	92.9
Total current liabilities	1,319.4	1,282.7
Long-term debt, less current portion	5,082.4	5,084.6
Operating lease obligations, less current portion	465.4	474.4
Deferred income taxes	696.4	691.5
Other non-current liabilities	69.6	77.0
Total liabilities	$7,633.2	$7,610.2
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 362,928,927 and 363,940,940 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$3.6	$3.7
Additional paid-in capital	5,026.0	5,017.3
Accumulated deficit	(2,060.5)	(2,014.5)
Accumulated other comprehensive loss	(11.9)	(13.9)
Total stockholders' equity	2,957.2	2,992.6
Total liabilities and stockholders' equity	$10,590.4	$10,602.8
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
($ in millions, except share and per share values)	2026	2025
Net sales	$1,626.1	$1,613.7
Cost of sales	1,161.2	1,092.7
Gross profit	464.9	521.0
Selling, general and administrative expenses	336.7	327.8
Acquisition, integration and restructuring expenses	20.8	39.8
Other operating (income) expense, net	(30.6)	0.2
Operating income	138.0	153.2
Other expense, net	1.2	0.1
Loss on modification and extinguishment of debt	17.7	18.6
Interest and financing expense, net	78.3	82.1
Income from continuing operations before income taxes	40.8	52.4
Provision for income taxes	13.5	17.7
Net income from continuing operations	27.3	34.7
Net loss from discontinued operations, net of tax	—	(6.0)
Net income	$27.3	$28.7

Net income (loss) per common share
Basic:
Continuing operations	$0.08	$0.09
Discontinued operations	$—	$(0.01)
Net income per common share	$0.08	$0.08
Diluted:
Continuing operations	$0.07	$0.09
Discontinued operations	$—	$(0.01)
Net income per common share	$0.07	$0.08

Weighted-average common stock outstanding (in thousands)
Basic	363,579	379,251
Diluted	365,839	381,613

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
($ in millions)	2026	2025
Net income	$27.3	$28.7
Other comprehensive income, net of tax:
Net change in foreign currency translation adjustments	(1.6)	2.7
Net unrealized actuarial loss in postretirement benefit plans[1]	(0.2)	(0.2)
Unrealized gain on fair value hedges, net of tax[2]	2.4	2.0
Unrealized gain on interest rate swaps, net of tax[3]	1.4	—
Other comprehensive income	2.0	4.5
Total comprehensive income	$29.3	$33.2
1 Net of tax impact of $0.1 million and nil for the three months ended March 31, 2026 and March 31, 2025, respectively.
2 Net of the tax impact of $0.8 million and $0.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
3 Net of the tax impact of $0.5 million for the three months ended March 31, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash flows from operating activities of continuing operations:
Net income	$27.3	$28.7
Less: Net loss from discontinued operations, net of income taxes	—	(6.0)
Net income from continuing operations	$27.3	$34.7
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	141.0	128.6
Amortization of debt discount and issuance costs	8.8	6.1
Stock-based compensation costs	9.9	12.0
Restructuring (gains) charges, net	(4.2)	0.5
Inventory obsolescence expense	2.8	1.2
Charge for expected credit losses	14.9	7.1
Deferred income taxes	3.7	(2.6)
Unrealized gain on commodity forwards, net	(31.1)	(1.1)
Other non-cash items	2.7	2.6
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(118.8)	(67.1)
Inventories	(25.8)	(45.7)
Prepaid expenses and other current and non-current assets	6.7	34.6
Trade payables and accruals and other current and non-current liabilities	65.9	(72.1)
Net cash provided by operating activities of continuing operations	103.8	38.8
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(104.5)	(62.0)
Purchases of intangible assets	(13.6)	(7.5)
Acquisitions, net of cash received	(10.9)	—
Proceeds from sale of other assets	—	45.6
Other investing activities	18.0	0.7
Net cash used in investing activities of continuing operations	(111.0)	(23.2)
Cash flows from financing activities of continuing operations:
Proceeds from Term Loans, net of discount	659.6	—
Repayment of Term Loans	(652.7)	(7.7)
Principal payment of finance leases	(9.7)	(7.2)
Financing fees	(2.7)	(7.5)
Issuance of common stock	1.9	1.2
Common stock repurchased and cancelled	(32.2)	(119.2)
Dividends paid to common stockholders	(44.2)	(38.6)
Other financing activities	(1.0)	(1.8)
Net cash used in financing activities of continuing operations	(81.0)	(180.8)
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	2.9
Net cash used in investing activities from discontinued operations	—	(8.0)
Net cash provided by financing activities from discontinued operations	—	2.4
Net cash used in discontinued operations	—	(2.7)
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.5)	0.5
Net decrease in cash, cash equivalents and restricted cash	$(88.7)	$(167.4)
Cash and cash equivalents and restricted cash, beginning of period	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$288.2	$453.3
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	3.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	$288.2	$449.7
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$74.7	$33.0
Dividends payable issued through accounts payable and accrued liabilities	0.4	0.3
Financing lease right-of-use assets obtained in exchange for lease obligations	7.1	14.0
Operating lease right-of-use assets obtained in exchange for lease obligations	17.6	20.8
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$47.7	$87.1
Cash paid for income taxes	0.1	1.6

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2025	363.9	$3.7	$5,017.3	$(2,014.5)	$(13.9)	$2,992.6
Net income	—	—	—	27.3	—	27.3
Other comprehensive income	—	—	—	—	2.0	2.0
Common stock repurchased and cancelled	(1.7)	(0.1)	(3.1)	(29.2)	—	(32.4)
Common stock issued - Equity Incentive Plan	0.6	—	0.1	—	—	0.1
Common stock issued - Employee Stock Purchase Plan	0.1	—	1.8	—	—	1.8
Stock-based compensation	—	—	9.9	—	—	9.9
Dividends on common stock ($0.12 per share)	—	—	—	(44.1)	—	(44.1)
March 31, 2026	362.9	$3.6	$5,026.0	$(2,060.5)	$(11.9)	$2,957.2

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	28.7	—	28.7
Other comprehensive income	—	—	—	—	4.5	4.5
Common stock repurchased and cancelled	(4.2)	—	(5.1)	(114.1)	—	(119.2)
Common stock issued - Equity Incentive Plan	0.6	—	1.2	—	—	1.2
Stock-based compensation	—	—	12.0	—	—	12.0
Dividends on common stock ($0.10 per share)	—	—	—	(38.3)	—	(38.3)
March 31, 2025	376.2	$3.8	$4,979.4	$(1,637.4)	$(12.7)	$3,333.1

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
NOTE 1—DESCRIPTION OF THE BUSINESS
Primo Brands Corporation ("we", "Primo Brands" or the "Company") is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every U.S. state and Canada.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 31, 2025 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in the 2025 Annual Report. The accounting policies used in these interim unaudited Condensed Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
The presentation of these interim unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.
Basis of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments in which the Company does not have significant influence and does not have readily determinable fair values. Certain prior period amounts have been reclassified to conform with the 2026 presentation.

The Transaction
On November 8, 2024, Primo Brands consummated the transactions contemplated by the Arrangement Agreement and Plan of Merger (the transactions effecting the Arrangement Agreement, the "Transaction"), pursuant to which Primo Water Corporation ("Primo Water") and Triton Water Parent, Inc. ("BlueTriton") were combined, creating Primo Brands.
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses"). On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Limited businesses. On April 11, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in the United Kingdom. On October 23, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in Israel. Following completion of these sales, the Company no longer has operations outside of North America. As a result, all financial statements and disclosures for the year 2026 reflect only the ongoing North American business activities. The results of operations and the assets and liabilities associated with the Remaining International Businesses were previously reported as discontinued operations in accordance with U.S. GAAP through the end of 2025. Additional details regarding the sale and discontinued operations can be found in Note 3 – "Assets Held for Sale and Discontinued Operations."
Estimates
The presentation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Such estimates include those related to sales incentives recorded against revenue, valuation of assets and liabilities in connection with acquisitions, collectability of trade receivables, self-insurance reserves, inventory obsolescence expense, realizability of deferred tax assets, useful lives of property, plant and equipment and intangible assets, fair value of reporting units in connection with the annual goodwill and indefinite-lived intangible asset assessments and the incremental borrowing rate related to lease obligations.
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
As of March 31, 2026 and December 31, 2025, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets were $64.1 million and $55.8 million, respectively.
As of March 31, 2026 and December 31, 2025, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $36.4 million and $36.2 million, respectively.

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
Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 10 - "Fair Value Measurements" for discussion of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide entities with a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 prospectively during the quarter ended March 31, 2026 and elected the practical expedient. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to modify the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03, as amended by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date, will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to clarify the accounting for costs related to internal-use software by removing all references to project stages and clarifying the threshold entities apply to begin capitalization. This guidance is effective for the Company for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, to clarify the scope of derivative accounting and to reduce diversity in the accounting for share-based payments in revenue contracts. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of the Company's risk management activities. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which includes amendments to clarify interim reporting requirements and applicability of Topic 270 and codifies a principle requiring disclosure of material events and changes since the most recent annual reporting period. This guidance is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications across multiple Topics in the Accounting Standards Codification. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
NOTE 3—ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Discontinued Operations
Following completion of the Transaction, Primo Water's Remaining International Businesses were presented as discontinued operations on the Condensed Consolidated Financial Statements. During the year ended December 31, 2025, the Company completed the sales of the Remaining International Businesses and no longer has operations outside of North America. For the periods presented, there were no assets or liabilities remaining related to discontinued operations.
Continuing Operations Assets Held for Sale
During the year ended December 31, 2025, the Company's management approved the sale of production facilities as a result of integration efforts. As of March 31, 2026, the Company had $40.1 million in assets held for sale which primarily related to the facility closures and were classified in Current assets held for sale in the Condensed Consolidated Balance Sheets.
NOTE 4—DEBT
Term Loans
On March 31, 2026, Primo Brands entered into an amendment (the “Fifth Amendment”), which amended that certain First Lien Credit Agreement, dated as of March 31, 2021 (as amended prior to the effectiveness of the Fifth Amendment, the “Existing Credit Agreement,” and as further amended by the Fifth Amendment, the “Amended Credit Agreement” and such term loans thereunder, the "Term Loans"), by and among the Company, as the parent borrower, Triton Water Holdings, Inc. and Primo Water Holdings Inc., as borrowers (collectively, together with the Company, the “Borrowers”), the other guarantors party thereto, Morgan Stanley Senior Funding, Inc., as term loan administrative agent and collateral agent, and the other lenders party thereto.
The Fifth Amendment amended the Existing Credit Agreement to, among other things, refinance the Company’s then-existing Term Loans (maturing in March 2028) with a new senior secured first lien term loan facility (the “Refinancing Term Facility”) resulting in Term Loans in an aggregate principal amount of $3,090.0 million and to make related changes to effect such refinancing. The Refinancing Term Facility will mature in March 2031 and will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. The proceeds of the Refinancing Term Facility were used to repay and refinance the existing Term Loans outstanding under the Existing Credit Agreement and to pay fees, commissions, costs, expenses, and other amounts related thereto.
The interest rate applicable to borrowings under the Refinancing Term Facility will be, at the Company’s option, either (1) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month Secured Overnight Financing Rate (“SOFR”) published on such date, plus 1.00%), plus an applicable margin, or (2) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Refinancing Term Facility will be 2.75%. The Refinancing Term Facility is subject to a SOFR floor of 0.50%.

Immediately prior to the Fifth Amendment, the outstanding balance of the then existing Term Loans was $3,067.6 million. The Fifth Amendment refinanced this balance into $3,090.0 million of Term Loans, representing a net principal increase of $22.4 million.
In connection with the Fifth Amendment, the Company assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. The Company recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of $17.7 million, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $52.1 million and $39.4 million, respectively.
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
The revolving credit facility which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement) (the "Revolving Credit Facility") contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter.
Under the indentures governing the Company's outstanding senior notes, the Company is subject to a number of covenants, including covenants that limit the Company and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to, among other things, (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. The covenants are substantially similar across each series of the Company's senior notes. Many of the covenants contained in the indentures will not be applicable, and the guarantees of certain senior notes will be released, during any period when the notes have an investment grade rating.
The Company was in compliance with all covenants under the agreements governing its indebtedness as of March 31, 2026.
NOTE 5—STOCKHOLDERS' EQUITY
Common Stock Dividend Payments
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company to stockholders of record at the close of business on March 6, 2026 which was paid in cash on March 23, 2026.
Share Repurchase Program
On August 6, 2025, the Board of Directors approved a share repurchase program of $250.0 million of the Company's outstanding Class A common stock (the "Share Repurchase Program"). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million worth of the Company's Class A common stock. During the three months ended March 31, 2026, we repurchased 1,539,175 shares of our Class A common stock for an aggregate purchase price of approximately $29.0 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.

Shares purchased under this plan were subsequently retired. As of March 31, 2026, the Company had $78.3 million of authorization remaining under the Share Repurchase Program.
Share Repurchases
On March 10, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Triton Water Parent Holdings, LP and its affiliates (the "Sponsor Stockholder") and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of the Company’s Class A common stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A common stock, at an offering price of $29.50 per share (the "March Offering"). The March Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March Offering. No shares were sold by the Company. Following the March Offering, the Company was no longer considered a controlled company.
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
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions) ¹	Gains and Losses On Derivative Instruments	Cumulative Translation Adjustment	Postretirement Benefit Plan Items	Total
Balance as of December 31, 2025	$(2.4)	$(13.8)	$2.3	$(13.9)
OCI before reclassifications	2.7	(1.6)	—	1.1
Amounts reclassified from AOCI	1.1	—	(0.2)	0.9
Net current-period OCI	3.8	(1.6)	(0.2)	2.0
Balance as of March 31, 2026	$1.4	$(15.4)	$2.1	$(11.9)

Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	0.3	2.7	—	3.0
Amounts reclassified from AOCI	1.7	—	(0.2)	1.5
Net current-period OCI	2.0	2.7	(0.2)	4.5
Balance as of March 31, 2025	$2.3	$(16.9)	$1.9	$(12.7)
______________________
¹ All amounts are net of tax. Amounts in parentheses indicate debits.

The following table reflects the amounts reclassified out of AOCI, net of taxes, by component for the periods presented:

($ in millions)	For the Three Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	March 31, 2026	March 31, 2025
Gains and losses reclassified from AOCI
Foreign exchange contracts¹	$(1.5)	$(1.7)	Other expense, net
Interest rate swaps[2]	0.4	—	Interest and financing expense, net
Recognized actuarial gains[2]	0.2	0.2	Interest and financing expense, net
Total reclassification for the period	$(0.9)	$(1.5)
______________________
1    Amount is net of tax impact of $0.5 million and $0.6 million, respectively, for the three months ended March 31, 2026 and March 31, 2025 which is recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2    Tax impact of this income for all periods was immaterial.
NOTE 6—INCOME TAXES
Income tax expense was $13.5 million on pre-tax income of $40.8 million for the three months ended March 31, 2026, as compared to income tax expense of $17.7 million on pre-tax income of $52.4 million in the comparable prior year period. The effective income tax rate for the three months ended March 31, 2026 was 33.1% compared to 33.8% in the comparable prior year period.
The effective tax rate for the three months ended March 31, 2026 varied from the effective tax rate in the comparable prior year period due primarily to a decrease in permanent differences for which the Company has not recognized a tax benefit.
The effective tax rate for the three months ended March 31, 2026 varied from the U.S. statutory rate due primarily to permanent differences for which the Company has not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
NOTE 7—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.7% and 98.4% of consolidated net sales for the three months ended March 31, 2026 and March 31, 2025, respectively.
Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Regional spring water	$801.2	$794.1
Purified water	511.2	514.4
Premium water	105.5	73.9
Other water	30.5	34.8
Other	177.7	196.5
Total net sales	$1,626.1	$1,613.7
Contract Balances
The Company does not have any material contract assets or liabilities as of March 31, 2026 and December 31, 2025.
NOTE 8—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
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

In connection with the closing of the Transaction, the Board of Directors authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million to $100.0 million of aggregate charges, which are anticipated to include $47.0 million to $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases. As of December 31, 2025, management had incurred $42.6 million in total of one-time cash termination benefits associated with the plan and no further cash termination benefit costs are expected.
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
($ in millions)	2026	2025
Transaction costs	$—	$3.7
Other acquisition expenses	0.2	1.4
Other integration expenses	24.1	27.9
Total acquisition and integration expenses	24.3	33.0
Non-cash exit and disposal charges [1]	2.0	0.5
Gain on sale of facilities	(6.2)	—
Facility closure expense [1]	0.7	6.2
Employee severance and termination related benefits	—	0.1
Total restructuring (gains) expenses, net	(3.5)	6.8
Total acquisition, integration and restructuring expenses	$20.8	$39.8
______________________
1 Includes lease related non-cash charges and lease termination costs
For the three months ended March 31, 2026 and March 31, 2025, integration-related costs of $20.4 and nil were recorded within Cost of sales on the Condensed Consolidated Statements of Operations, respectively.
The following table reflects the activity related to the restructuring accrual for the three months ended March 31, 2025 and March 31, 2026:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6

Balance as of December 31, 2025	$16.1
Charges incurred	0.7
Payments made	(8.2)
Balance as of March 31, 2026	$8.6
NOTE 9—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's €441.9 million 3.875% Senior Secured Notes due October 31, 2028 and €8.1 million non-tendered 3.875% Senior Notes (collectively, the ‘Euro Notes’). Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company uses interest rate swaps to mitigate the exposure from the variation of interest rates. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
All derivatives are carried at fair value on the Condensed Consolidated Balance Sheets. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. The Company has elected to report the fair value of its derivatives on a gross basis.
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
Cash Flow Hedging Strategy
During the year ended December 31, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal. The interest rate swaps were effective for the interest payments beginning the three months ended March 31, 2026. The interest rate swap contracts are designated as cash flow hedges and recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value are recorded as a component of AOCI on the Condensed Consolidated Balance Sheets. The gains and losses in AOCI are reclassified to Interest and financing expense, net when the underlying forecasted transaction occurs.
Fair Value Hedging Strategy
In connection with the Transaction, the Company acquired foreign exchange contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards"). The derivative financial instruments were utilized to hedge the foreign exchange risk associated with the Euro Notes.
On August 6, 2025, the Company net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.

The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other expense, net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other expense, net in the Condensed Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense, net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to fair value hedged items as of March 31, 2026 and December 31, 2025:

($ in millions)	March 31, 2026	December 31, 2025
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$516.7	$529.3
______________________
1 Carrying amount excludes the unamortized debt discounts as of March 31, 2026 and December 31, 2025.
The following tables present information about the Company's derivative financial instruments designated as cash flow and fair value hedging transactions.
The fair value of the Company's derivative assets and liabilities included in the Condensed Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
	Foreign exchange contracts		Foreign exchange contracts
($ in millions)	Assets	Liabilities	Assets	Liabilities
Derivative Assets in Fair Value Hedging Relationships
Other non-current assets	$0.1	$—	$11.6	$—

	March 31, 2026		December 31, 2025
	Interest rate swaps		Interest rate swaps
($ in millions)	Assets	Liabilities	Assets	Liabilities
Derivative Assets in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$1.7	$—	$—	$—
Other non-current assets	0.6	—	—	—

The amount of gains or (losses) recognized in the Condensed Consolidated Statements of Operations for fair value and cash flow hedging relationships, presented on a pre-tax basis, for the periods presented, is shown in the table below:

	Three Months Ended March 31,
($ in millions)	2026	2025	Affected Line Item in the Statement Where Net Income Is Presented
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Hedged item	$12.6	$(17.5)	Other expense, net
Derivative designated as hedging instrument	(12.6)	17.5	Other expense, net
Amount reclassified from AOCI to expense (amortized)	(2.0)	(2.3)	Other expense, net
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps
Amount reclassified from AOCI to expense	$0.5	$—	Interest and financing expense, net
The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value and cash flow hedging relationships for the periods presented, is shown in the table below:

	Three Months Ended March 31,
($ in millions)	2026	2025
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$0.9	$0.3
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps
Unrealized gains [2]	$1.8	$—
______________________
1 Amount is net of tax impact of $0.3 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
2 Amount is net of tax impact of $0.6 million for the three months ended March 31, 2026.
There were no settlements of the Company's foreign exchange contracts during the three months ended March 31, 2026 and March 31, 2025, respectively.
The estimated net gain on the Company's derivative instruments designated as cash flow hedges as of March 31, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $1.7 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $2.3 million as of March 31, 2026.
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
As of March 31, 2026, the fair value of the Company's commodity forwards were short-term assets of $26.9 million recorded in Prepaid expenses and other current assets, long-term assets of $1.2 million recorded in Other non-current assets and liabilities of $0.1 million recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
As of December 31, 2025, the fair value of the Company's commodity forwards were liabilities of $3.5 million recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2026 and March 31, 2025 unrealized gains on commodity forwards of $31.1 million and $1.1 million were recorded within Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.
NOTE 10—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	March 31, 2026
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.2	$14.2	$—	$—
Split-dollar life insurance policies	22.8	—	22.8	—
Foreign exchange contracts	0.1	—	0.1	—
Interest rate swaps	2.3	—	2.3	—
Commodity forwards	28.1	—	—	28.1
	$67.5	$14.2	$25.2	$28.1
Financial Liabilities:
Commodity forwards	$0.1	$—	$—	$0.1
	$0.1	$—	$—	$0.1

	December 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	11.6	—	11.6	—
Interest rate swaps	0.4	—	0.4	—
	$50.9	$14.1	$36.8	$—
Financial Liabilities:
Commodity forwards	$3.5	$—	$—	$3.5
	$3.5	$—	$—	$3.5
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
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.

Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	March 31, 2026		December 31, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,090.0	$3,105.5	$3,067.6	$3,082.9
6.250% Senior Notes	712.8	715.9	712.8	719.0
3.875% Senior Notes	500.6	498.8	512.2	522.1
4.375% Senior Notes	717.0	727.3	714.8	729.4
Non-tendered Original Senior Notes	13.0	12.6	13.3	13.2
Total	$5,033.4	$5,060.1	$5,020.7	$5,066.6
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
NOTE 11—SEGMENT REPORTING
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
The accounting policies of our segment have not changed from those disclosed in the Company's 2025 Annual Report.
The Chief Operating Decision Maker ("CODM") assesses performance for the segment and decides how to allocate resources based on segment Net income from continuing operations that is also reported in the Condensed Consolidated Statements of Operations as such.
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
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset-based metrics. Net sales by water type can be found in Note 7 - "Revenue Recognition".
The Company's Chief Executive Officer is the CODM.

Business segment information is presented below:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$1,626.1	$1,613.7
Less:
Cost of sales, adjusted [1]	1,039.7	1,002.3
Marketing expense	43.3	44.3
Selling expense, adjusted [1]	116.2	105.9
General and administrative expense, adjusted [1]	120.8	119.6
Other segment expense [2]	28.3	59.9
Depreciation and amortization	141.0	128.6
Interest and financing expense, net	78.3	82.1
Loss on modification and extinguishment of debt	17.7	18.6
Income taxes	13.5	17.7
Segment net income from continuing operations	$27.3	$34.7
______________________
1    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2    Other segment expenses include acquisition, integration and restructuring costs (as disclosed in Note 8 - "Acquisition, Integration and Restructuring Expenses"), stock-based compensation and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 98.2% and 98.2% of consolidated long-lived assets as of March 31, 2026 and December 31, 2025, respectively.
NOTE 12—NET INCOME (LOSS) PER COMMON SHARE
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
Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
(Shares in thousands):
Weighted-average common stock outstanding - basic	363,579	379,251
Effects of dilutive securities:
Stock options	181	556
Performance-based RSUs	1,471	403
Time-based RSUs	579	1,392
ESPP	29	11
Weighted-average common stock outstanding - diluted	365,839	381,613

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(Shares in thousands)	2026	2025
Stock options	—	—
Performance-based RSUs [1]	—	—
Time-based RSUs	65	146
ESPP	—	—
____________________
1     Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of the performance metric for these awards.
NOTE 13—COMMITMENTS AND CONTINGENCIES
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
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Other than with respect to the matters described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote.
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

Pursuant to the Private Securities Litigation Reform Act of 1995 (PSLRA), interested parties were required to file motions for appointment as lead plaintiff and lead counsel by January 12, 2026. On February 4, 2026, the Court granted the motions by Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds Providence Employees Retirement System to be appointed as lead plaintiffs, with Robbins Geller Rudman & Dowd appointed as lead counsel. On April 6, 2026, the lead plaintiffs filed a new complaint in the action, asserting the same claims on behalf of the same putative class of investors. The Company and the other defendants in the action intend to move to dismiss the action on or by June 5, 2026.
The Company intends to vigorously defend itself and its directors and officers in this action.
Torres
On December 17, 2025, a Company stockholder filed a complaint in the U.S. District Court for the District of Connecticut asserting derivative claims on behalf of the Company against sixteen of its current and former directors and officers under federal and state law. This derivative complaint is captioned Torres v. Foss, et al, Case No. 3:25-cv-02108. In this complaint, the plaintiff asserts claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and corporate waste under state law, as well as claims for violations of Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 promulgated thereunder. This complaint leverages the allegations made in the City of Miami Fire Fighters securities class action complaint referenced herein. The complaint does not specify damages claimed in the action.
The case is in its initial stages. On January 6, 2026, the plaintiff filed waivers of service executed by all the defendants, which set a February 17, 2026 deadline for the defendants to respond to the complaint. On February 26, 2026, the plaintiff voluntarily dismissed the action without prejudice.
Hamilton
On December 16, 2025, Joseph Hamilton and 9 other named plaintiffs (collectively, “Plaintiffs”) filed a putative consumer class action seeking damages, equitable relief, and injunctive relief against the Company and BlueTriton (collectively, “Defendants”) in the U.S. District Court for the Central District of California, Case No. 2:25-cv-11874.
Plaintiffs claim violations of California False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq., California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq., and New York General Business Law §§ 349, 350, and 527-a; violations of consumer protection statutes in 11 states (CA, NY, CT, FL, CO, GA, IL, IN, NE, NJ, OH); and related claims for unjust enrichment, negligence, and conversion.
In their complaint, Plaintiffs allege that the Defendants’ subscription-based water delivery services failed to deliver water as promised, resulting in missed or delayed scheduled deliveries, incomplete orders, and a failure to replace empty bottles. Plaintiffs claim these issues stemmed from facility closures and staff reductions following the November 8, 2024 merger of Primo Water Corporation and the parent of BlueTriton. Plaintiffs further allege that the Defendants made unauthorized charges for goods and services never delivered and imposed improper fees, such as penalties for equipment the Defendants failed to pick up. Lastly, Plaintiffs allege that the Defendants made subscription cancellations difficult, often continuing to charge customers even after they requested to terminate service. Plaintiffs seek to represent potentially 600,000 customers nationwide affected by these issues. The complaint does not specify damages claimed in the action.
The case is in its initial stages. On January 30, 2026, the Court approved the parties’ joint stipulation setting forth a briefing schedule for Defendants’ motion to compel arbitration and motion to dismiss the complaint. Both motions shall be fully briefed and submitted by June 25, 2026, to be followed by a hearing scheduled for July 9, 2026.
The Company intends to vigorously defend itself in this action.
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
Leases not yet commenced
During the three months ended March 31, 2026 the Company entered into three leases expected to commence in 2026. The total future minimum lease payments for these leases are approximately $75.2 million over terms ranging from 5 to 15 years.
Letters of Credit
As of March 31, 2026, the Company had $163.9 million of letters of credit outstanding.
NOTE 14—RELATED PARTY TRANSACTIONS
For the three months ended March 31, 2026 and March 31, 2025, the Company purchased $8.4 million and $8.6 million respectively of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of March 31, 2026 and December 31, 2025, the Company recorded an associated payable of $2.3 million and $2.5 million, respectively, related to the unpaid portion of these purchases.
Substantially concurrently with the March Offering, the Company completed the share repurchases as detailed in Note 5 - "Stockholders' Equity".
NOTE 15—SUBSEQUENT EVENTS
On April 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on June 15, 2026 to stockholders of record at the close of business on June 4, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the condensed consolidated financial condition and results of operations of the Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q ("Form 10-Q") and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A. in our 2025 Annual Report. When used in this report, the terms “the Company,” “our Company,” “Primo Brands,” “we,” “us,” or “our” refers to Primo Brands Corporation, together with its consolidated subsidiaries.
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
The Transaction
On November 8, 2024, Primo Brands consummated the transactions contemplated by the Arrangement Agreement and Plan of Merger (the transactions effecting the Arrangement Agreement, the "Transaction"), pursuant to which Primo Water Corporation ("Primo Water") and Triton Water Parent, Inc. ("BlueTriton") were combined, creating Primo Brands.
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
Consolidation in the Retail Industry
Our industry has been affected by the trend toward consolidation in the retail channel. Many of our retail customers have consolidated in recent years, and this consolidation trend may continue. As a result, our retail customers may seek lower pricing and demand increased marketing or promotional expenditures from us. Large retailers are also increasingly using their distribution networks and economies of scale to introduce and develop private-label brands, such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. See Item 1A. "Risk Factors — Risks Related to our Customers, Suppliers and Associates" in our 2025 Annual Report.
General Economic Conditions and Other Factors
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains and tariffs, which are likely to continue to create challenging conditions for our business through increased costs, lower consumer spending, volatility in financial markets and other impacts. In addition, the ongoing conflict in Iran and broader geopolitical instability in the Middle East may further disrupt global supply chains, increase energy and raw material costs, and contribute to market volatility. While we have taken steps to minimize these impacts, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are polyethylene terephthalate (“PET”) resin, glass, aluminum, high-density polyethylene (“HDPE”) and low-density polyethylene (“LDPE”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.
Non-GAAP Financial Measures
We present certain non-GAAP measures in this Quarterly Report, including Adjusted EBITDA and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted for acquisition, integration and restructuring expenses, stock-based compensation costs, impairment charges, unrealized loss (gain) on foreign exchange and commodity forwards, loss on disposal of property, plant and equipment, net, loss on modification and extinguishment of debt, management fees, purchase accounting adjustments, and other adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources, and measure leverage. We believe that Adjusted EBITDA is a useful metric for management, investors, and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include that:
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
•the fact that other companies in our industry may calculate these measures differently than we do, which limits its usefulness as a comparative measure; and
•this measure does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
Furthermore, we compensate for the limitations described above by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only for supplemental purposes.

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net income from continuing operations	$27.3	$34.7
Interest and financing expense, net	78.3	82.1
Provision for income taxes	13.5	17.7
Depreciation and amortization	141.0	128.6
EBITDA	$260.1	$263.1
Acquisition, integration and restructuring expenses[1,2]	41.2	39.8
Stock-based compensation costs	9.9	12.0
Unrealized (gain) loss on foreign exchange and commodity forwards, net	(28.5)	0.2
Loss on disposal of property, plant and equipment, net	1.9	1.5
Loss on modification and extinguishment of debt	17.7	18.6
Purchase accounting adjustments	—	1.2
Other adjustments, net	3.7	5.1
Adjusted EBITDA	$306.0	$341.5
______________________
1 Amounts include labor-related costs.
2 Amounts include the integration-related costs recorded within Cost of sales as disclosed in Note - 8 - "Acquisition, integration and restructuring expenses".

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	% of Net Sales	2025	% of Net Sales	$ Variance	% Change
Net sales	$1,626.1	100.0%	$1,613.7	100.0%	$12.4	0.8%
Cost of sales	1,161.2	71.4%	1,092.7	67.7%	68.5	6.3%
Gross profit	464.9	28.6%	521.0	32.3%	(56.1)	(10.8)%
Selling, general and administrative expenses	336.7	20.7%	327.8	20.3%	8.9	2.7%
Acquisition, integration and restructuring expenses	20.8	1.3%	39.8	2.5%	(19.0)	(47.7)%
Other operating (income) expense, net	(30.6)	(1.9)%	0.2	—%	(30.8)	NM
Operating income	138.0	8.5%	153.2	9.5%	(15.2)	(9.9)%
Other expense, net	1.2	0.1%	0.1	—%	1.1	NM
Loss on modification and extinguishment of debt	17.7	1.1%	18.6	1.2%	(0.9)	(4.8)%
Interest and financing expense, net	78.3	4.8%	82.1	5.1%	(3.8)	(4.6)%
Income from continuing operations before income taxes	40.8	2.5%	52.4	3.2%	(11.6)	(22.1)%
Provision for income taxes	13.5	0.8%	17.7	1.1%	(4.2)	(23.7)%
Net income from continuing operations	$27.3	1.7%	$34.7	2.2%	$(7.4)	(21.3)%
______________________
NM is defined as not meaningful.

The following table sets forth our consolidated Net sales by water type:

	Three Months Ended March 31,
($ in millions)	2026	2025	$ Variance	% Change
Regional spring water	$801.2	$794.1	$7.1	0.9%
Purified water	511.2	514.4	(3.2)	(0.6)%
Premium water	105.5	73.9	31.6	42.8%
Other water	30.5	34.8	(4.3)	(12.4)%
Other	177.7	196.5	(18.8)	(9.6)%
Total Net sales	$1,626.1	$1,613.7	$12.4	0.8%
Net Sales
During the three months ended March 31, 2026, net sales were $1,626.1 million, an increase of $12.4 million, or 0.8%, as compared to the three months ended March 31, 2025, primarily due to an increase in sales attributable to our premium brands of $31.6 million, partially offset by a decrease of $11.1 million related to the divested coffee business.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended March 31, 2026, cost of sales were $1,161.2 million, an increase of $68.5 million, or 6.3%, as compared to the three months ended March 31, 2025, primarily due to increased transportation related costs of $24.2 million, non-recurring integration related costs incurred in the current year period of $20.4 million, and increased depreciation and amortization of $11.4 million, partially offset by a decrease of $10.8 million related to the divested coffee business.

Gross Profit and Gross Margin
During the three months ended March 31, 2026, gross profit was $464.9 million, a decrease of $56.1 million, or 10.8%, as compared to the three months ended March 31, 2025, and gross margin as a percentage of net sales was 28.6%, as compared to 32.3% during the three months ended March 31, 2025, primarily driven by the factors discussed above.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the three months ended March 31, 2026, selling, general and administrative expenses were $336.7 million, which remained relatively consistent with an increase of $8.9 million, or 2.7%, as compared to the three months ended March 31, 2025.
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
During the three months ended March 31, 2026, acquisition, integration and restructuring expenses were $20.8 million, a decrease of $19.0 million, as compared to the three months ended March 31, 2025, primarily due to lower integration costs incurred during the current year period compared to the prior year period as integration efforts begin to wind down as well as net restructuring gains in the current year period driven primarily by gains associated with the sale of facilities compared to net restructuring costs in the prior year period primarily driven by facility charges.
Other Operating (Income) Expense, Net
Other operating (income) expense, net, includes primarily unrealized foreign exchange (gains) losses, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the three months ended March 31, 2026, other operating income, net was $30.6 million, compared to other operating expense, net during the three months ended March 31, 2025 of $0.2 million. This change is primarily due to unrealized gains on commodity forwards of $31.1 million during the current year period compared to unrealized gains of $1.1 million during the prior year period.
Other Expense, Net
Other Expense, net, includes primarily amortization of forward points and unrealized mark-to-market adjustments for foreign exchange forward contracts as well as other infrequent non-operating income or charges.
Other expense, net during the three months ended March 31, 2026 was $1.2 million, which remained relatively consistent with an increase of $1.1 million, as compared to the three months ended March 31, 2025.
Loss on Modification and Extinguishment of Debt
During the three months ended March 31, 2026, the loss on modification and extinguishment of debt was $17.7 million related to the refinancing of the Company's then-existing Term Loans (as defined below), compared to $18.6 million during the three months ended March 31, 2025 related to the debt refinancing consummated in the prior year period.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended March 31, 2026, interest and financing expense, net, was $78.3 million, which remained relatively consistent with a decrease of $3.8 million, or 4.6%, as compared to the three months ended March 31, 2025.

Provision for Income Taxes
Income tax expense was $13.5 million for the three months ended March 31, 2026 compared to $17.7 million for the three months ended March 31, 2025. The effective tax rate was 33.1% for the three months ended March 31, 2026 compared to 33.8% for the three months ended March 31, 2025.
The effective tax rate for the three months ended March 31, 2026 decreased from the effective tax rate for the three months ended March 31, 2025 due primarily to a decrease in permanent differences for which we have not recognized a tax benefit. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
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
We believe that a combination of cash generated from operating activities, and undrawn availability under the revolving credit facility which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and will mature in February 2030 (the "Revolving Credit Facility") will provide sufficient liquidity to support our working capital needs, planned growth and capital expenditure needs, service the ongoing principal and interest payments on our indebtedness, and support our other funding and investment requirements for the next 12 months and for the foreseeable future. However, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our debt. As a result, we will be dependent upon our ability to refinance such indebtedness or access the credit markets or source additional equity investments to repay the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations or to refinance our indebtedness on beneficial terms at maturity would adversely affect our financial condition. We may also require additional capital in the future to pursue attractive acquisition opportunities in our industry. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors, some of which are beyond our control, as well as the other factors described in Part I, Item 1A. "Risk Factors” in our 2025 Annual Report.
As of March 31, 2026, we had $288.2 million of cash on hand (of which $0.3 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding $163.9 million of outstanding letters of credit) under the Revolving Credit Facility. We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
Description of Certain Indebtedness
Term Loans
On March 31, 2026, Primo Brands entered into an amendment (the “Fifth Amendment”), which amended that certain First Lien Credit Agreement, dated as of March 31, 2021 (as amended prior to the effectiveness of the Fifth Amendment, the “Existing Credit Agreement,” and as further amended by the Fifth Amendment, the “Amended Credit Agreement” and such term loans thereunder, the "Term Loans"), by and among the Company, as the parent borrower, Triton Water Holdings, Inc. and Primo Water Holdings Inc., as borrowers (collectively, together with the Company, the “Borrowers”), the other guarantors party thereto, Morgan Stanley Senior Funding, Inc., as term loan administrative agent and collateral agent, and the other lenders party thereto.
The Fifth Amendment amended the Existing Credit Agreement to, among other things, refinance our then-existing Term Loans (maturing in March 2028) with a new senior secured first lien term loan facility (the “Refinancing Term Facility”) resulting in Term Loans in an aggregate principal amount of $3,090.0 million and to make related changes to effect such refinancing. The Refinancing Term Facility will mature in March 2031 and will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. The proceeds of the Refinancing Term Facility were used to repay and refinance the existing Term Loans outstanding under the Existing Credit Agreement and to pay fees, commissions, costs, expenses, and other amounts related thereto.
The interest rate applicable to borrowings under the Refinancing Term Facility will be, at our option, either (1) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month Secured Overnight Financing Rate (“SOFR”) published on such date, plus 1.00%), plus an applicable margin, or (2) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Refinancing Term Facility will be 2.75%. The Refinancing Term Facility is subject to a SOFR floor of 0.50%.
Immediately prior to the Fifth Amendment, the outstanding balance of the then existing Term Loans was $3,067.6 million. The Fifth Amendment refinanced this balance into $3,090.0 million of Term Loans, representing a net principal increase of $22.4 million.
In connection with the Fifth Amendment, we assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. We recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of $17.7 million, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $52.1 million and $39.4 million, respectively.
There have been no material changes to the description or terms of our other indebtedness included in the 'Description of Certain Indebtedness' section of our 2025 Annual Report.
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
Under the indentures governing the Company's outstanding senior notes, the Company is subject to a number of covenants, including covenants that limit the Company and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to, among other things, (i) incur additional debt or issue certain preferred stock, (ii) pay dividends, redeem stock, or make other distributions, (iii) make other restricted payments or investments, (iv) create liens on assets, (v) transfer or sell assets, (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries, (vii) engage in mergers or consolidations, (viii) engage in certain transactions with affiliates, and (ix) designate the Company's subsidiaries as unrestricted subsidiaries. The covenants are substantially similar across each series of the Company's senior notes. Many of the covenants contained in the indentures will not be applicable, and the guarantees of certain senior notes will be released, during any period when the notes have an investment grade rating.
The Company was in compliance with all covenants under the agreements governing its indebtedness as of March 31, 2026.

Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of March 31, 2026, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Neutral
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access the capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contracts
We use foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of our €441.9 million 3.875% Senior Secured Notes due October 31, 2028 and €8.1 million non-tendered 3.875% Senior Notes (collectively, the ‘Euro Notes’). Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter.
As part of the Transaction, we acquired foreign exchange forward contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards").
On August 6, 2025, we net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($516.7 million at exchange rates in effect on March 31, 2026) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
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
During the three months ended March 31, 2026, we repurchased 1,539,175 shares of our Class A common stock for an aggregate purchase price of approximately $29.0 million through open market transactions under the Share Repurchase Program. As of March 31, 2026, the Company had $78.3 million of authorization remaining under the Share Repurchase Program.
Repurchased shares were subsequently retired. Please refer to the table in Part II, Item 2 of this Quarterly Report.
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
Tax Withholding
During the three months ended March 31, 2026 and 2025, 191,390 and 164,738 shares of our Class A common stock were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2 of this Quarterly Report.
Dividend Payments
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on our outstanding Class A common stock, payable in cash on March 23, 2026 to stockholders of record at the close of business on March 6, 2026.
On April 28, 2026, the Board of Directors declared a dividend of $0.12 per share on our outstanding Class A common stock of the Company, payable in cash on June 15, 2026 to stockholders of record at the close of business on June 4, 2026.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net cash provided by operating activities of continuing operations	$103.8	$38.8
Net cash used in investing activities of continuing operations	(111.0)	(23.2)
Net cash used in financing activities of continuing operations	(81.0)	(180.8)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	2.9
Net cash used in investing activities from discontinued operations	—	(8.0)
Net cash provided by financing activities from discontinued operations	—	2.4
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.5)	0.5
Net decrease in cash, cash equivalents and restricted cash	$(88.7)	$(167.4)
Cash and cash equivalents and restricted cash, beginning of period	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$288.2	$453.3
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	3.6
Cash and cash equivalents and restricted cash of continuing operations, end of period	$288.2	$449.7
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net cash provided by operating activities of continuing operations was $103.8 million for the three months ended March 31, 2026 as compared to $38.8 million for the three months ended March 31, 2025. The $65.0 million increase was due primarily to an increase in cash provided by trade payables and accrued liabilities of $138.0 million and inventories of $19.9 million, partially offset by lower earnings, excluding non-cash charges, of $13.3 million and an increase in cash used by prepaid and other current and non current assets of $27.9 million and trade receivables of $51.7 million.
Net cash used in investing activities of continuing operations was $111.0 million for the three months ended March 31, 2026, compared to $23.2 million for the three months ended March 31, 2025. The increase of $87.8 million is primarily due to increased additions to property, plant and equipment and intangible assets of $48.6 million, acquisitions of $10.9 million in the current year, and $45.6 million of proceeds received from the sale of the production facility in Ontario, Canada in prior year not recurring in the current year, partially offset by $16.5 million of proceeds received from the sale of facilities within held for sale.
Net cash used in financing activities of continuing operations for the three months ended March 31, 2026 was $81.0 million, compared to $180.8 million for the three months ended March 31, 2025. The $99.8 million decrease was due primarily to a decrease in Class A common stock repurchased and cancelled of $87.0 million as a result of the share repurchases made in conjunction with the March Offering of $114.1 million in the prior year not recurring in the current year, partially offset by share repurchases made under the Share Repurchase Program of $29.0 million in the current year.
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

Critical Accounting Policies and Estimates
Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the Condensed Consolidated Financial Statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimates and actual amounts have not had a significant impact on our Condensed Consolidated Financial Statements.
Critical accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements are discussed with the Audit Committee of our Board of Directors as they are implemented and on an annual basis.
We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2025 Annual Report.
Recently Issued Accounting Pronouncements
Refer to Note 2 - "Summary of Significant Accounting Policies" in the Condensed Consolidated Financial Statements included in this Quarterly Report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

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
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2025 Annual Report. As of March 31, 2026, we have no material changes to this information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. See Note 13 - "Commitments and Contingencies" in this Quarterly Report for information regarding material pending legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors since December 31, 2025. Please refer to our 2025 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million. Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital. During the three months ended March 31, 2026, we repurchased 1,539,175 shares of our Class A common stock for an aggregate purchase price of approximately $29.0 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.
Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended March 31, 2026 is provided below:

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock [1]	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs [2]
January 1, 2026 - January 31, 2026	705,934	$17.71	705,934	$94,846,066
February 1, 2026 - February 28, 2026	497,160	$19.11	497,160	$85,346,223
March 1, 2026 - March 31, 2026	336,081	$20.83	336,081	$78,346,412
Total	1,539,175
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

Tax Withholding
During the three months ended March 31, 2026, we withheld 191,390 shares of Class A common stock at an average price of $16.34 per share, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
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
None.
(c) Securities trading arrangements.
During the three months ended March 31, 2026, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
10.1 (1)	Fifth Amendment to Credit Agreement, dated as of March 31, 2026, by and among Primo Brands Corporation, Triton Water Holdings, Inc. Primo Water Holdings, Inc., the other guarantors party thereto, Morgan Stanley Senior Funding, Inc., as term loan administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	04/01/2026	001-42404
10.2 (2)	Amendment to the Primo Brands Corporation Equity Incentive Plan					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
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

PRIMO BRANDS CORPORATION

May 7, 2026	By:	/s/ David Hass
	Name:	David Hass
	Title:	Chief Financial Officer
(On behalf of the Company)

May 7, 2026	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)