Form 10-Q
period 2026-06-30
Primo Brands Corp
filed 2026-08-05
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of August 3, 2026 was 362,354,045.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$366.8	$376.9
Trade receivables, net of allowance for expected credit losses of $22.4 and $20.5 as of June 30, 2026 and December 31, 2025, respectively	575.4	431.8
Inventories	257.0	223.5
Prepaid expenses and other current assets	185.0	148.9
Current assets held for sale	32.6	36.7
Total current assets	1,416.8	1,217.8
Property, plant and equipment, net	2,126.6	2,185.5
Operating lease right-of-use-assets, net	513.9	539.3
Goodwill	3,596.7	3,581.9
Intangible assets, net	2,912.2	2,992.7
Other non-current assets	71.4	85.6
Total assets	$10,637.6	$10,602.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$73.3	$73.3
Trade payables	556.9	518.9
Accruals and other current liabilities	630.0	597.6
Current portion of operating lease obligations	86.5	92.9
Total current liabilities	1,346.7	1,282.7
Long-term debt, less current portion	5,083.0	5,084.6
Operating lease obligations, less current portion	454.3	474.4
Deferred income taxes	699.3	691.5
Other non-current liabilities	74.1	77.0
Total liabilities	$7,657.4	$7,610.2
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 362,464,702 and 363,940,940 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$3.6	$3.7
Additional paid-in capital	5,039.4	5,017.3
Accumulated deficit	(2,050.8)	(2,014.5)
Accumulated other comprehensive loss	(12.0)	(13.9)
Total stockholders' equity	2,980.2	2,992.6
Total liabilities and stockholders' equity	$10,637.6	$10,602.8
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except share and per share values)	2026	2025	2026	2025
Net sales	$1,796.2	$1,730.1	$3,422.3	$3,343.8
Cost of sales	1,247.5	1,189.2	2,408.7	2,281.9
Gross profit	548.7	540.9	1,013.6	1,061.9
Selling, general and administrative expenses	345.5	378.6	682.2	706.4
Acquisition, integration and restructuring expenses	10.0	49.7	30.8	89.5
Other operating expense (income), net	12.9	(0.2)	(17.7)	—
Operating income	180.3	112.8	318.3	266.0
Other expense (income), net	1.9	(15.9)	3.1	(15.8)
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Interest and financing expense, net	81.3	81.9	159.6	164.0
Income from continuing operations before income taxes	97.1	46.8	137.9	99.2
Provision for income taxes	27.9	16.3	41.4	34.0
Net income from continuing operations	69.2	30.5	96.5	65.2
Net loss from discontinued operations, net of tax	—	(2.9)	—	(8.9)
Net income	$69.2	$27.6	$96.5	$56.3

Net income (loss) per common share
Basic:
Continuing operations	$0.19	$0.08	$0.27	$0.17
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income per common share	$0.19	$0.07	$0.27	$0.15
Diluted:
Continuing operations	$0.19	$0.08	$0.26	$0.17
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income per common share	$0.19	$0.07	$0.26	$0.15

Weighted-average common stock outstanding (in thousands)
Basic	362,842	374,796	363,208	377,011
Diluted	365,673	376,815	365,744	379,029

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net income	$69.2	$27.6	$96.5	$56.3
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustments	(2.1)	10.8	(3.7)	13.5
Net unrealized actuarial loss in postretirement benefit plans[1]	(0.2)	(0.2)	(0.4)	(0.4)
Unrealized gain on fair value hedges, net of tax[2]	1.4	0.1	3.8	2.1
Unrealized gain on interest rate swaps, net of tax[3]	0.8	—	2.2	—
Other comprehensive (loss) income	(0.1)	10.7	1.9	15.2
Total comprehensive income	$69.1	$38.3	$98.4	$71.5
1 Tax impact for all periods was immaterial.
2 Net of tax impact of $0.5 million and $1.3 million for the three and six months ended June 30, 2026, respectively. Net of tax impact of nil and $0.7 million for the three and six months ended June 30, 2025, respectively.
3 Net of tax impact of $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively. There was no tax impact for the three and six months ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cash flows from operating activities of continuing operations:
Net income	$69.2	$27.6	$96.5	$56.3
Less: Net loss from discontinued operations, net of income taxes	—	(2.9)	—	(8.9)
Net income from continuing operations	$69.2	$30.5	$96.5	$65.2
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	142.2	145.3	283.2	273.9
Amortization of debt discount and issuance costs	6.3	7.6	15.1	13.7
Stock-based compensation costs	11.1	12.9	21.0	24.9
Restructuring (gains) charges, net	(4.5)	2.4	(8.7)	2.9
Inventory obsolescence expense	3.8	6.0	6.6	7.2
Charge for expected credit losses	10.2	10.3	25.1	17.4
Deferred income taxes	2.4	1.8	6.1	(0.8)
Unrealized loss (gain) on commodity forwards, net	12.2	(0.9)	(18.9)	(2.0)
Other non-cash items	10.8	(15.5)	13.5	(12.9)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	(53.1)	(91.9)	(171.9)	(159.0)
Inventories	(13.3)	(3.4)	(39.1)	(49.1)
Prepaid expenses and other current and non-current assets	(16.0)	(34.9)	(9.3)	(0.3)
Trade payables and accruals and other current and non-current liabilities	46.6	84.8	112.5	12.7
Net cash provided by operating activities of continuing operations	227.9	155.0	331.7	193.8
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(85.5)	(53.9)	(190.0)	(115.9)
Purchases of intangible assets	(19.1)	(17.7)	(32.7)	(25.2)
Acquisitions, net of cash received	(9.1)	(5.7)	(20.0)	(5.7)
Proceeds from sale of property, plant and equipment	16.8	3.3	33.4	3.4
Proceeds from sale of other assets	—	11.3	—	56.9
Other investing activities	13.0	12.1	14.4	12.7
Net cash used in investing activities of continuing operations	(83.9)	(50.6)	(194.9)	(73.8)
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cash flows from financing activities of continuing operations:
Proceeds from Term Loans, net of discount	—	—	659.6	—
Repayment of Term Loans	(7.7)	(7.8)	(660.4)	(15.5)
Principal payment of finance leases	(9.8)	(8.6)	(19.5)	(15.8)
Financing fees	(0.1)	(0.2)	(2.8)	(7.7)
Issuance of common stock	2.4	3.6	4.3	4.8
Common stock repurchased and cancelled	(15.6)	(101.8)	(47.8)	(221.0)
Dividends paid to common stockholders	(43.5)	(37.4)	(87.7)	(76.0)
Other financing activities	9.2	(1.8)	8.2	(3.6)
Net cash used in financing activities of continuing operations	(65.1)	(154.0)	(146.1)	(334.8)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	—	(0.6)	—	2.3
Net cash provided by (used in) investing activities from discontinued operations	—	6.7	—	(1.3)
Net cash provided by financing activities from discontinued operations	—	1.0	—	3.4
Net cash provided by discontinued operations	—	7.1	—	4.4
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.3)	1.6	(0.8)	2.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$78.6	$(40.9)	$(10.1)	$(208.3)
Cash and cash equivalents and restricted cash, beginning of period	288.2	453.3	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$366.8	$412.4	$366.8	$412.4
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	0.4	—	0.4
Cash and cash equivalents and restricted cash of continuing operations, end of period	$366.8	$412.0	$366.8	$412.0
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$42.3	$50.3	$57.6	$66.5
Dividends payable issued through accounts payable and accrued liabilities	0.5	0.4	0.9	0.7
Financing lease right-of-use assets obtained in exchange for lease obligations	6.5	18.3	13.6	32.3
Operating lease right-of-use assets obtained in exchange for lease obligations	14.3	14.7	31.9	35.5
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$100.6	$65.9	$148.3	$153.0
Cash paid for income taxes	74.5	52.8	74.6	54.4
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
March 31, 2026	362.9	$3.6	$5,026.0	$(2,060.5)	$(11.9)	$2,957.2
Net income	—	—	—	69.2	—	69.2
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Common stock repurchased and cancelled	(0.7)	—	(0.1)	(15.7)	—	(15.8)
Common stock issued - Equity Incentive Plan	0.1	—	0.3	—	—	0.3
Common stock issued - Employee Stock Purchase Plan	0.2	—	2.1	—	—	2.1
Stock-based compensation	—	—	11.1	—	—	11.1
Dividends on common stock ($0.12 per share)	—	—	—	(43.8)	—	(43.8)
June 30, 2026	362.5	$3.6	$5,039.4	$(2,050.8)	$(12.0)	$2,980.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2025	363.9	$3.7	$5,017.3	$(2,014.5)	$(13.9)	$2,992.6
Net income	—	—	—	96.5	—	96.5
Other comprehensive income	—	—	—	—	1.9	1.9
Common stock repurchased and cancelled	(2.4)	(0.1)	(3.2)	(44.9)	—	(48.2)
Common stock issued - Equity Incentive Plan	0.7	—	0.4	—	—	0.4
Common stock issued - Employee Stock Purchase Plan	0.3	—	3.9	—	—	3.9
Stock-based compensation	—	—	21.0	—	—	21.0
Dividends on common stock ($0.24 per share)	—	—	—	(87.9)	—	(87.9)
June 30, 2026	362.5	$3.6	$5,039.4	$(2,050.8)	$(12.0)	$2,980.2

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
March 31, 2025	376.2	$3.8	$4,979.4	$(1,637.4)	$(12.7)	$3,333.1
Net income	—	—	—	27.6	—	27.6
Other comprehensive income	—	—	—	—	10.7	10.7
Common stock repurchased and cancelled	(3.2)	—	(1.8)	(102.2)	—	(104.0)
Common stock issued - Equity Incentive Plan	0.2	—	—	—	—	—
Common stock issued - Employee Stock Purchase Plan	0.1	—	3.6	—	—	3.6
Stock-based compensation	—	—	12.9	—	—	12.9
Dividends on common stock ($0.10 per share)	—	—	—	(37.7)	—	(37.7)
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	56.3	—	56.3
Other comprehensive income	—	—	—	—	15.2	15.2
Common stock repurchased and cancelled	(7.4)	—	(6.9)	(216.3)	—	(223.2)
Common stock issued - Equity Incentive Plan	0.8	—	1.2	—	—	1.2
Common stock issued - Employee Stock Purchase Plan	0.1	—	3.6	—	—	3.6
Stock-based compensation	—	—	24.9	—	—	24.9
Dividends on common stock ($0.20 per share)	—	—	—	(76.0)	—	(76.0)
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2

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
Primo Brands has a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. Primo Brands also has an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. Primo Brands operates a vertically integrated coast-to-coast network that distributes its brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through its Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, Primo Brands delivers responsibly sourced hydration solutions direct to home and business customers. Through its Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through its Refill business, consumers have the option to refill empty multi-use bottles at over 23,500 self-service refill stations. Primo Brands also offers water filtration units for home and business customers across North America. Primo Brands is a leader in reusable beverage packaging, helping to reduce waste through its multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. Primo Brands has a portfolio of over 80 springs and actively manages water resources for a steady supply of quality, safe drinking water today and in the future. Primo Brands also helps conserve over 28,000 acres of land across the U.S. and Canada. Primo Brands is proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. Primo Brands is committed to supporting the communities it serves, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. Primo Brands employs more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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
As of June 30, 2026 and December 31, 2025, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets were $88.6 million and $55.8 million, respectively.
As of June 30, 2026 and December 31, 2025, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $49.8 million and $36.2 million, respectively.

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
Cash and cash equivalents, trade receivables, net and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity. See Note 11 - "Fair Value Measurements" for discussion of certain financial liabilities that are not measured at fair value.
Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each period disclosures are presented.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide entities with a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. During the three months ended March 31, 2026, the Company prospectively adopted ASU 2025-05 and elected the practical expedient. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
The Company did not adopt any new accounting pronouncements during the three months ended June 30, 2026.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes new accounting and disclosure requirements for environmental credits and environmental credit obligations, including guidance related to recognition, measurement, presentation, and disclosure. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adoption of this standard on its Condensed Consolidated Financial Statements.
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
Continuing Operations Assets Held for Sale
During the year ended December 31, 2025, the Company's management approved the sale of production facilities as a result of integration efforts. During the three and six months ended June 30, 2026, the Company completed the sale of certain of these production facilities, generating gross proceeds of $16.8 million and $33.3 million, respectively. Cash proceeds from these transactions are included within Net cash used in investing activities of continuing operations in the Condensed Consolidated Statement of Cash Flows. As a result, the Company recognized a net gain of $5.9 million and $12.1 million for the three and six months ended June 30, 2026, respectively, presented primarily within Acquisition, integration and restructuring expenses, in the Condensed Consolidated Statement of Operations. As of June 30, 2026, the Company had $32.6 million remaining in assets held for sale which primarily related to the facility closures and were classified in Current assets held for sale in the Condensed Consolidated Balance Sheets.
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
In connection with the Fifth Amendment, the Company assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. The Company recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of nil and $17.7 million, respectively, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $49.6 million and $39.4 million, respectively.
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
The revolving credit facility which provides for revolving loans, swing line loans, and standby letters of credit in an aggregate amount of up to $750.0 million and matures in February 2030 (subject to a springing maturity based on conditions set forth in the Amended Credit Agreement) (the "Revolving Credit Facility") contains customary covenants, including, but not limited to, restrictions on our ability and the ability of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends or make other restricted payments, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change our line of business (in each case subject to permitted exceptions). The Revolving Credit Facility requires the maintenance of (i) a first lien net leverage ratio of less than or equal to 5.00 to 1.00, with no step-downs, and a 0.50 to 1.00 step-up for any four fiscal quarter period in which a material acquisition is consummated, and (ii) a minimum interest coverage ratio of 2.00 to 1.00 at the end of each fiscal quarter.
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
The Company was in compliance with all covenants under the agreements governing its indebtedness as of June 30, 2026.

NOTE 5—STOCKHOLDERS' EQUITY
Common Stock Dividend Payments
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company to stockholders of record at the close of business on March 6, 2026 which was paid in cash on March 23, 2026.
On April 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company to stockholders of record at the close of business on June 4, 2026, which was paid in cash on June 15, 2026.
Share Repurchase Program
On August 6, 2025, the Board of Directors approved a share repurchase program of $250.0 million of the Company's outstanding Class A common stock (the "Share Repurchase Program"). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million worth of the Company's Class A common stock. During the three and six months ended June 30, 2026, the Company repurchased 707,943 and 2,247,118 shares, respectively, of its Class A common stock for an aggregate purchase price of approximately $15.5 million and $44.5 million, respectively, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.
Shares purchased under this plan were subsequently retired. As of June 30, 2026, the Company had $62.8 million of authorization remaining under the Share Repurchase Program.
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
On May 7, 2025, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the Stock Purchase Agreement, the Company agreed to repurchase 3,157,562 shares of Class A common stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined below). The share repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
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
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions) ¹	Gains and Losses On Derivative Instruments	Cumulative Translation Adjustment	Postretirement Benefit Plan Items	Total
Balance as of March 31, 2026	$1.4	$(15.4)	$2.1	$(11.9)
OCI before reclassifications	1.1	(2.1)	—	(1.0)
Amounts reclassified from AOCI	1.1	—	(0.2)	0.9
Net current-period OCI	2.2	(2.1)	(0.2)	(0.1)
Balance as of June 30, 2026	$3.6	$(17.5)	$1.9	$(12.0)

Balance as of December 31, 2025	$(2.4)	$(13.8)	$2.3	$(13.9)
OCI before reclassifications	3.8	(3.7)	—	0.1
Amounts reclassified from AOCI	2.2	—	(0.4)	1.8
Net current-period OCI	6.0	(3.7)	(0.4)	1.9
Balance as of June 30, 2026	$3.6	$(17.5)	$1.9	$(12.0)

Balance as of March 31, 2025	$2.3	$(16.9)	$1.9	$(12.7)
OCI before reclassifications	(1.7)	9.8	—	8.1
Amounts reclassified from AOCI	1.8	1.0	(0.2)	2.6
Net current-period OCI	0.1	10.8	(0.2)	10.7
Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)

Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	(1.4)	12.5	—	11.1
Amounts reclassified from AOCI	3.5	1.0	(0.4)	4.1
Net current-period OCI	2.1	13.5	(0.4)	15.2
Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)
______________________
¹ All amounts are net of tax. Amounts in parentheses indicate debits.

The following table reflects the amounts reclassified out of AOCI, net of taxes, by component for the periods presented:

($ in millions)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gains and losses reclassified from AOCI
Foreign exchange contracts¹	$(1.5)	$(1.8)	$(3.0)	$(3.5)	Other expense (income), net
Cumulative translation adjustment	—	(1.0)	—	(1.0)	Net loss from discontinued operations, net of tax
Interest rate swaps[2]	0.4	—	0.8	—	Interest and financing expense, net
Recognized actuarial gains[2]	0.2	0.2	0.4	0.4	Interest and financing expense, net
Total reclassification for the period	$(0.9)	$(2.6)	$(1.8)	$(4.1)
______________________
1    Amount is net of tax impact of $0.5 million and $0.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Tax impact is recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2    Tax impact of this income for all periods was immaterial.
NOTE 6—INCOME TAXES
Income tax expense was $27.9 million on pre-tax income of $97.1 million for the three months ended June 30, 2026, as compared to income tax expense of $16.3 million on pre-tax income of $46.8 million in the comparable prior year period. The effective income tax rate for the three months ended June 30, 2026 was 28.7% compared to 34.8% in the comparable prior year period.
Income tax expense was $41.4 million on pre-tax income of $137.9 million for the six months ended June 30, 2026, as compared to income tax expense of $34.0 million on pre-tax income of $99.2 million in the comparable prior year period. The effective income tax rate for the six months ended June 30, 2026 was 30.0% compared to 34.3% in the comparable prior year period.
The effective tax rate for the three and six months ended June 30, 2026 varied from the effective tax rate in the comparable prior year period due primarily to a decrease in permanent differences for which the Company has not recognized a tax benefit.
The effective tax rate for the three and six months ended June 30, 2026 varied from the U.S. statutory rate due primarily to permanent differences for which the Company has not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
NOTE 7—STOCK-BASED COMPENSATION
During the six months ended June 30, 2026, the Company granted 76,798 shares of Class A common stock with an aggregate grant date fair value of approximately $1.5 million to the non-management members of its Board of Directors under the Primo Brands Corporation Equity Incentive Plan. The shares of Class A common stock were issued in consideration of the directors’ fees and were fully vested upon issuance or deferral.
NOTE 8—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.6% and 98.6% of consolidated net sales for the three and six months ended June 30, 2026, respectively, and 98.5% and 98.4% of consolidated net sales for the three and six months ended June 30, 2025, respectively.

Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Regional spring water	$911.0	$875.1	$1,712.2	$1,669.2
Purified water	556.1	545.6	1,067.3	1,060.0
Premium water	114.2	87.5	219.7	161.4
Other water	31.8	35.2	62.3	70.0
Other	183.1	186.7	360.8	383.2
Total net sales	$1,796.2	$1,730.1	$3,422.3	$3,343.8
Contract Balances
The Company does not have any material contract assets or liabilities as of June 30, 2026 and December 31, 2025.
NOTE 9—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
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
In connection with the closing of the Transaction, the Board of Directors authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million to $100.0 million of aggregate charges, which are anticipated to include $47.0 million to $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases. This range excludes the impact of any gains resulting from the sale of facilities. As of December 31, 2025, management had incurred $42.6 million in total of one-time cash termination benefits associated with the plan and no further cash termination benefit costs are expected. No such cash termination benefit costs were incurred during the six months ended June 30, 2026.
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Transaction costs	$—	$2.5	$—	$6.2
Other acquisition expenses	—	3.0	0.2	4.4
Other integration expenses	14.5	34.4	38.6	62.3
Total acquisition and integration expenses	14.5	39.9	38.8	72.9
Non-cash exit and disposal charges [1]	1.2	2.4	3.2	2.9
Gain on sale of facilities	(5.7)	—	(11.9)	—
Facility closure expense [1]	—	6.4	0.7	12.6
Employee severance and termination related benefits	—	1.0	—	1.1
Total restructuring (gains) expenses, net	(4.5)	9.8	(8.0)	16.6
Total acquisition, integration and restructuring expenses	$10.0	$49.7	$30.8	$89.5
______________________
1 Includes lease related non-cash charges and lease termination costs.
For the three and six months ended June 30, 2026, integration-related costs of $16.3 million and $36.7 million, respectively, were recorded within Cost of sales on the Condensed Consolidated Statements of Operations. For both the three and six months ended June 30, 2025, integration-related costs of $23.1 million were recorded within Cost of sales on the Condensed Consolidated Statements of Operations.

The following table reflects the activity related to the restructuring accrual for the periods presented:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6
Charges incurred	7.4
Payments made	(12.2)
Balance as of June 30, 2025	$35.8

Balance as of December 31, 2025	$16.1
Charges incurred	0.7
Payments made	(8.2)
Balance as of March 31, 2026	$8.6
Charges incurred	—
Payments made	(0.3)
Balance as of June 30, 2026	$8.3
NOTE 10—HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in foreign currency market conditions, fluctuating interest rates and commodity prices on items such as diesel fuel, propane, and petroleum-based products. These changes in market conditions, interest rates and commodity prices may adversely impact the Company's financial performance and are referred to as market risks. When deemed appropriate by management, the Company uses derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks, rising interest rates and commodity price risks.
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's €441.9 million 3.875% Senior Secured Notes due October 31, 2028 and €8.1 million non-tendered 3.875% Senior Notes (collectively, the ‘Euro Notes’). Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company uses interest rate swaps to mitigate the exposure from the variation of interest rates. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel, propane, and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
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
Cash Flow Hedging Strategy
During the year ended December 31, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal. The interest rate swaps were effective for the interest payments beginning in 2026. The interest rate swap contracts are designated as cash flow hedges and recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value are recorded as a component of AOCI on the Condensed Consolidated Balance Sheets. The gains and losses in AOCI are reclassified to Interest and financing expense, net when the underlying forecasted transaction occurs.
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
The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other expense (income), net in the Condensed Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other expense (income), net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.

The following amounts were recorded on the Condensed Consolidated Balance Sheets related to fair value hedged items as of June 30, 2026 and December 31, 2025:

($ in millions)	June 30, 2026	December 31, 2025
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$513.3	$529.3
______________________
1 Carrying amount excludes the unamortized debt discounts as of June 30, 2026 and December 31, 2025.
The following tables present information about the Company's derivative financial instruments designated as cash flow and fair value hedging transactions.
The fair value of the Company's derivative assets and liabilities included in the Condensed Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
	Foreign exchange contracts		Foreign exchange contracts
($ in millions)	Assets	Liabilities	Assets	Liabilities
Derivative Assets in Fair Value Hedging Relationships
Other non-current assets	$—	$—	$11.6	$—
Other non-current liabilities	—	3.2	—	—
	June 30, 2026		December 31, 2025
	Interest rate swaps		Interest rate swaps
($ in millions)	Assets	Liabilities	Assets	Liabilities
Derivative Assets in Cash Flow Hedging Relationships
Prepaid expenses and other current assets	$2.4	$—	$—	$—
Other non-current assets	0.9	—	—	—

The amount of gains or (losses) recognized in the Condensed Consolidated Statements of Operations for fair value and cash flow hedging relationships, presented on a pre-tax basis, for the periods presented, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025	Affected Line Item in the Statement Where Net Income Is Presented
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Hedged item	$3.4	$(40.7)	$16.0	$(58.2)	Other expense (income), net
Derivative designated as hedging instrument	(3.4)	40.7	(16.0)	58.2	Other expense (income), net
Amount reclassified from AOCI to expense (amortized)	(2.0)	(2.4)	(4.0)	(4.7)	Other expense (income), net
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps
Amount reclassified from AOCI to expense	$0.5	$—	$1.0	$—	Interest and financing expense, net
The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value and cash flow hedging relationships for the periods presented, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(0.1)	$(1.7)	$0.8	$(1.4)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps
Unrealized gains [2]	$1.2	$—	$3.0	$—
______________________
1 Amount is net of tax impact of nil and $0.3 million for the three and six months ended June 30, 2026, respectively. Amount is net of tax impact of $0.6 million and $0.5 million for the three and six months ended June 30, 2025, respectively.
2 Amount is net of tax impact of $0.3 million and $0.9 million for the three and six months ended June 30, 2026, respectively.
There were no settlements of the Company's foreign exchange contracts during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.
The estimated net gain on the Company's derivative instruments designated as cash flow hedges as of June 30, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $2.4 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $3.3 million as of June 30, 2026.
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

As of June 30, 2026, the fair value of the Company's commodity forwards were short-term assets of $16.8 million recorded in Prepaid expenses and other current assets, long-term assets of $2.0 million recorded in Other non-current assets, short-term liabilities of $1.6 million recorded in Accruals and other current liabilities and long-term liabilities of $1.7 million recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
As of December 31, 2025, the fair value of the Company's commodity forwards were liabilities of $3.5 million recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2026, unrealized losses on commodity forwards of $12.2 million and unrealized gains on commodity forwards of $18.9 million, respectively, were recorded within Other operating expense (income), net in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, unrealized gains on commodity forwards of $0.9 million and $2.0 million, respectively, were recorded within Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
NOTE 11—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	June 30, 2026
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	14.9	—	14.9	—
Interest rate swaps	3.3	—	3.3	—
Commodity forwards	18.8	—	—	18.8
	$51.1	$14.1	$18.2	$18.8
Financial Liabilities:
Foreign exchange contracts	$3.2	$—	$3.2	$—
Commodity forwards	3.3	—	—	3.3
	$6.5	$—	$3.2	$3.3

	December 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	11.6	—	11.6	—
Interest rate swaps	0.4	—	0.4	—
	$50.9	$14.1	$36.8	$—
Financial Liabilities:
Commodity forwards	$3.5	$—	$—	$3.5
	$3.5	$—	$—	$3.5
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
The Company had no transfers into or out of Level 3 of the fair value hierarchy for any of the periods presented.

Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	June 30, 2026		December 31, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,082.3	$3,105.4	$3,067.6	$3,082.9
6.250% Senior Notes	712.8	717.4	712.8	719.0
3.875% Senior Notes	497.9	504.9	512.2	522.1
4.375% Senior Notes	719.2	730.8	714.8	729.4
Non-tendered Original Senior Notes	13.0	12.9	13.3	13.2
Total	$5,025.2	$5,071.4	$5,020.7	$5,066.6
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
NOTE 12—SEGMENT REPORTING
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
The Company's Chief Executive Officer is the CODM.
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
The Company has one reportable segment. The segment sources, bottles and delivers water to customers in North America and manages the business activities on a consolidated basis. The Company does not assess the performance of its individual products on measures of profit or loss, or asset-based metrics. Net sales by water type can be found in Note 8 - "Revenue Recognition".

Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net sales	$1,796.2	$1,730.1	$3,422.3	$3,343.8
Less:
Cost of sales, adjusted [1]	1,124.7	1,059.6	2,164.4	2,061.9
Marketing expense	54.9	72.4	98.2	116.7
Selling expense, adjusted [1]	119.4	117.2	235.6	223.1
General and administrative expense, adjusted [1]	112.2	114.3	233.0	233.9
Other segment expense [2]	64.4	92.6	92.7	152.5
Depreciation and amortization	142.2	145.3	283.2	273.9
Interest and financing expense, net	81.3	81.9	159.6	164.0
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Income taxes	27.9	16.3	41.4	34.0
Segment net income from continuing operations	$69.2	$30.5	$96.5	$65.2
______________________
1    The financial statement line items as presented in this table exclude depreciation and amortization and certain non-recurring income or charges.
2    Other segment expenses include acquisition, integration and restructuring costs (as disclosed in Note 9 - "Acquisition, Integration and Restructuring Expenses"), stock-based compensation and other non-recurring income and charges.
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 98.3% and 98.2% of consolidated long-lived assets as of June 30, 2026 and December 31, 2025, respectively.
NOTE 13—NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted-average number of shares of common stock outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Performance-based restricted stock units ("RSUs"), Time-based RSUs, and stock purchase rights granted under the Employee Stock Purchase Plan ("ESPP"). The dilutive effect of these securities are reflected in diluted income (loss) per share by application of the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.
Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Shares in thousands):
Weighted-average common stock outstanding - basic	362,842	374,796	363,208	377,011
Effects of dilutive securities:
Stock options	225	485	205	520
Performance-based RSUs	1,769	108	1,615	84
Time-based RSUs	817	1,414	706	1,408
ESPP	20	12	10	6
Weighted-average common stock outstanding - diluted	365,673	376,815	365,744	379,029

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2026	2025	2026	2025
Stock options	—	—	—	—
Performance-based RSUs [1]	—	—	—	—
Time-based RSUs	1	2	2	2
ESPP	—	—	—	—
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
Based on information presently known to management, the Company has not accrued a loss for the matters described below because the criteria for accrual have not been met. For those matters where the Company believes a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss, if any, at this time. The Company evaluates these matters each reporting period and will record an accrual, or disclose an estimate of the possible loss or range of loss, in the period in which such information becomes available.
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
Pursuant to the Private Securities Litigation Reform Act of 1995 (PSLRA), interested parties were required to file motions for appointment as lead plaintiff and lead counsel by January 12, 2026. On February 4, 2026, the Court granted the motions by Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds Providence Employees Retirement System to be appointed as lead plaintiffs, with Robbins Geller Rudman & Dowd appointed as lead counsel. On April 6, 2026, the lead plaintiffs filed a new complaint in the action, asserting the same claims on behalf of the same putative class of investors. The Company and the other defendants in the action moved to dismiss the action on June 5, 2026. The parties are briefing that motion.
The Company intends to vigorously defend itself and its directors and officers in this action. There can be no assurance regarding the outcome of this case.
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
Hamilton
On December 16, 2025, Joseph Hamilton and 9 other named plaintiffs (collectively, “Plaintiffs”) filed a putative consumer class action seeking damages, equitable relief, and injunctive relief against the Company and BlueTriton Brands, Inc. (collectively, “Defendants”) in the U.S. District Court for the Central District of California, Case No. 2:25-cv-11874.
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
In their complaint, Plaintiffs allege that the Defendants’ subscription-based water delivery services failed to deliver water as promised, resulting in missed or delayed scheduled deliveries, incomplete orders, and a failure to replace empty bottles. Plaintiffs claim these issues stemmed from facility closures and staff reductions following the November 8, 2024 merger of Primo Water Corporation and the parent of BlueTriton. Plaintiffs further allege that the Defendants made unauthorized charges for goods and services never delivered and imposed improper fees, such as penalties for equipment the Defendants failed to pick up. Lastly, Plaintiffs allege that the Defendants made subscription cancellations difficult, often continuing to charge customers even after they requested to terminate service. Plaintiffs seek to represent potentially 600,000 customers nationwide affected by these issues. The complaint does not specify damages claimed in the action. The Company’s subscription-based water delivery service includes mandatory arbitration and class action waiver clauses in their Service Agreements and online Terms and Conditions.
The case remains in its initial stages. On January 30, 2026, the Court approved the parties’ joint stipulation setting forth a briefing schedule for Defendants’ motion to compel arbitration and motion to dismiss the complaint. On March 5, 2026, the Company filed its motion to compel arbitration. On April 2, 2026, the Company filed its motion to dismiss the complaint. Both motions have been fully briefed and submitted. On July 2, 2026, the Court issued a notice adjourning the hearing on the motions scheduled for July 9, 2026, and marking the motions as under submission.
The Company intends to vigorously defend itself in this action. There can be no assurance regarding the outcome of this case.

Patane
On August 15, 2017, Mark Patane and 11 other named plaintiffs (collectively, “Plaintiffs”) commenced a putative class action against Nestlé Waters North America, Inc. (“Nestlé Waters”) in the U.S. District Court for the District of Connecticut (the “Court”), alleging that Poland Spring® product labels fraudulently represent the product to be natural spring water. Plaintiffs have asserted claims of common law fraud, violations of certain state consumer protection laws, and, for home and office customers, breach of contract. As a result of Triton Water Holdings’ acquisition of all of the equity interests of Nestlé Waters North America Holdings, Inc., along with the acquisition of certain assets and assumption of certain liabilities of Nestlé Canada Inc. from Nestlé S.A. (the “Nestlé Acquisition”), Nestlé Waters was renamed BlueTriton Brands, Inc. (“BlueTriton Brands”), and BlueTriton Brands is continuing to defend against the lawsuit.
Through successive dispositive rulings, claims under Vermont and Rhode Island law, certain Connecticut statutory claims, certain New York, Connecticut, and Maine claims, Plaintiffs' claims for injunctive relief, and claims of certain Plaintiffs barred by the final judgment in Ramsey v. Nestlé Waters N. Am., Case No. 03-CHK-817 (Ill. Cir. Ct. 16th Cir. Kane Cnty.), have been dismissed in whole or in part.
On December 30, 2024, the Court granted in part and denied in part BlueTriton Brands' motion for summary judgment. On January 6, 2025, both Plaintiffs and BlueTriton Brands moved for reconsideration of portions of that decision. On June 9, 2025, the Court denied the parties’ respective motions for reconsideration.
On July 9, 2025, Plaintiffs filed their motion for class certification, seeking to certify two classes and ten derivative state subclasses separately consisting of retail customers and home and office customers. BlueTriton Brands opposed class certification and moved under Daubert to preclude the opinions of Plaintiffs' damages experts. The parties completed class certification and Daubert briefing in September 2025 and subsequently filed notices of supplemental authority.
On March 28, 2026, the Court denied BlueTriton Brands' Daubert motions and, in a separate order, denied Plaintiffs' motion for class certification without prejudice because Plaintiffs failed to specify proposed classes with an end date. The Court permitted Plaintiffs to file a renewed motion redefining the proposed classes with an end date and addressing ascertainability and directed the parties to meet and confer regarding remaining claims and a potential settlement referral.
On April 21, 2026, Plaintiffs filed a renewed motion for class certification proposing a class-period end date of December 30, 2022 (the close of fact discovery). On May 12, 2026, BlueTriton Brands responded, arguing that the class period should end on August 15, 2017 (the complaint filing date), and moved for leave to further supplement the class-certification record. The same day, the parties filed a joint notice identifying the remaining claims and advising the Court that they had scheduled mediation for September 3, 2026 before a private mediator. Plaintiffs filed a reply in support of the renewed class certification motion on May 26, 2026, and a response to BlueTriton Brands' motion for leave on June 2, 2026. The Court has not yet ruled on Plaintiffs’ renewed motion for class certification or BlueTriton Brands’ motion for leave.
Plaintiffs are seeking compensatory damages and/or statutory damages. For the common law fraud claims, Plaintiffs purport to compute damages by multiplying the alleged price premium attributable to the alleged “spring water” misrepresentation by total dollar sales of Poland Spring® still water products during the class period, while statutory damages normally are determined by multiplying a statutorily established amount by the number of violations. The quantification of Plaintiffs’ recoverable damages is not reasonably determinable at this stage of the litigation. No trial date has been set. The Company intends to defend itself vigorously.
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
Letters of Credit
As of June 30, 2026, the Company had $163.4 million of letters of credit outstanding.
NOTE 15—RELATED PARTY TRANSACTIONS
For the three and six months ended June 30, 2026, the Company purchased $8.8 million and $17.2 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2025, the Company purchased $8.5 million and $17.1 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of June 30,

2026 and December 31, 2025, the Company recorded an associated payable of $2.9 million and $2.5 million, respectively, related to the unpaid portion of these purchases.
Substantially concurrently with the March Offering and May Offering, the Company completed the share repurchases as detailed in Note 5 - "Stockholders' Equity".
NOTE 16—SUBSEQUENT EVENTS
On July 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on September 8, 2026 to stockholders of record at the close of business on August 24, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Objective
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the condensed consolidated financial condition and results of operations of the Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q ("Form 10-Q") and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Part I, Item 1A. in our 2025 Annual Report. When used in this report, the terms “the Company,” “our Company,” “Primo Brands,” “we,” “us,” or “our” refer to Primo Brands Corporation, together with its consolidated subsidiaries.
Overview
Primo Brands is a leading North American branded beverage company focused on healthy hydration, delivering responsibly sourced diversified offerings across products, formats, channels, price points, and consumer occasions, distributed in every U.S. state and Canada.
We have a comprehensive portfolio of highly recognizable and conveniently packaged branded water and beverages that reach consumers whenever, wherever, and however they hydrate through distribution across retail outlets, away from home such as hotels and hospitals, and hospitality and food service accounts, as well as direct delivery to homes and businesses. These brands include established “billion-dollar brands” Poland Spring® and Pure Life®, premium brands like Saratoga® and The Mountain Valley®, leading regional spring water offerings such as Arrowhead®, Deer Park®, Ice Mountain®, Ozarka®, and Zephyrhills®, purified water brands including Primo Water® and Sparkletts®, and flavored and enhanced beverages like Splash Refresher™ and AC+ION®. We also have an industry-leading line-up of innovative water dispensers, which create consumer connectivity through recurring water purchases. We operate a vertically integrated coast-to-coast network that distributes our brands to more than 200,000 retail outlets, as well as directly reaching customers and consumers through our Direct Delivery, Exchange and Refill offerings. Through Direct Delivery, we deliver responsibly sourced hydration solutions direct to home and business customers. Through our Exchange business, consumers can visit approximately 26,500 retail locations and purchase a pre-filled, multi-use bottle of water that can be exchanged after use for a discount on the next purchase. Through our Refill business, consumers have the option to refill empty multi-use bottles at over 23,500 self-service refill stations. We also offer water filtration units for home and business customers across North America. We are a leader in reusable beverage packaging, helping to reduce waste through our multi-serve bottles and innovative brand packaging portfolio, which includes recycled plastic, aluminum, and glass. We have a portfolio of over 80 springs and actively manage water resources for a steady supply of quality, safe drinking water today and in the future. We also help conserve over 28,000 acres of land across the U.S. and Canada. We are proud to partner with the International Bottled Water Association ("IBWA") in North America, which supports strict adherence to safety, quality, sanitation, and regulatory standards for the benefit of consumer protection. We are committed to supporting the communities we serve, investing in local and national programs and delivering hydration solutions following natural disasters and other local community challenges. We employ more than 12,000 associates with dual headquarters in Tampa, Florida, and Stamford, Connecticut.
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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net income from continuing operations	$69.2	$30.5	$96.5	$65.2
Interest and financing expense, net	81.3	81.9	159.6	164.0
Provision for income taxes	27.9	16.3	41.4	34.0
Depreciation and amortization	142.2	145.3	283.2	273.9
EBITDA	$320.6	$274.0	$580.7	$537.1
Acquisition, integration and restructuring expenses[1,2]	26.3	72.8	67.5	112.6
Stock-based compensation costs	11.1	12.9	21.0	24.9
Unrealized loss (gain) on foreign exchange and commodity forwards, net	14.9	(0.2)	(13.6)	—
Loss on disposal of property, plant and equipment, net	8.3	1.9	10.2	3.4
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Purchase accounting adjustments	—	—	—	1.2
Other adjustments, net	3.8	5.3	7.5	10.4
Adjusted EBITDA	$385.0	$366.7	$691.0	$708.2
______________________
1 Amounts include labor-related costs.
2 Amounts include the integration-related costs recorded within Cost of sales as disclosed in Note - 9 - "Acquisition, integration and restructuring expenses".

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2026	% of Net Sales	2025	% of Net Sales	$ Variance	% Change
Net sales	$1,796.2	100.0%	$1,730.1	100.0%	$66.1	3.8%
Cost of sales	1,247.5	69.5%	1,189.2	68.7%	58.3	4.9%
Gross profit	548.7	30.5%	540.9	31.3%	7.8	1.4%
Selling, general and administrative expenses	345.5	19.2%	378.6	21.9%	(33.1)	(8.7)%
Acquisition, integration and restructuring expenses	10.0	0.6%	49.7	2.9%	(39.7)	(79.9)%
Other operating expense (income), net	12.9	0.7%	(0.2)	—%	13.1	NM
Operating income	180.3	10.0%	112.8	6.5%	67.5	59.8%
Other expense (income), net	1.9	0.1%	(15.9)	(0.9)%	17.8	NM
Interest and financing expense, net	81.3	4.5%	81.9	4.7%	(0.6)	(0.7)%
Income from continuing operations before income taxes	97.1	5.4%	46.8	2.7%	50.3	NM
Provision for income taxes	27.9	1.6%	16.3	0.9%	11.6	71.2%
Net income from continuing operations	$69.2	3.9%	$30.5	1.8%	$38.7	NM
______________________
NM is defined as not meaningful.

The following table sets forth our consolidated Net sales by water type:

	Three Months Ended June 30,
($ in millions)	2026	2025	$ Variance	% Change
Regional spring water	$911.0	$875.1	$35.9	4.1%
Purified water	556.1	545.6	10.5	1.9%
Premium water	114.2	87.5	26.7	30.5%
Other water	31.8	35.2	(3.4)	(9.7)%
Other	183.1	186.7	(3.6)	(1.9)%
Total Net sales	$1,796.2	$1,730.1	$66.1	3.8%
Net Sales
During the three months ended June 30, 2026, net sales were $1,796.2 million, an increase of $66.1 million, or 3.8%, as compared to the three months ended June 30, 2025, primarily due to an increase in sales attributable to regional spring water of $35.9 million and our premium brands of $26.7 million in the current year period, partially offset by a decrease of $6.9 million related to the divested coffee business.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs and labor and utilities to convert raw materials into finished products.
During the three months ended June 30, 2026, cost of sales were $1,247.5 million, an increase of $58.3 million, or 4.9%, as compared to the three months ended June 30, 2025, primarily due to increased transportation related costs of $42.6 million and increased depreciation and amortization of $8.4 million, partially offset by a decrease of $6.8 million related to lower non-recurring integration related costs incurred in the current year period and a decrease of $5.2 million related to the divested coffee business.

Gross Profit and Gross Margin
During the three months ended June 30, 2026, gross profit was $548.7 million, an increase of $7.8 million, or 1.4%, as compared to the three months ended June 30, 2025, and gross margin as a percentage of net sales was 30.5%, as compared to 31.3% during the three months ended June 30, 2025, primarily driven by the factors discussed above.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the three months ended June 30, 2026, selling, general and administrative expenses were $345.5 million, a decrease of $33.1 million, or 8.7%, as compared to the three months ended June 30, 2025, primarily due to a decrease in marketing costs of $17.4 million and a decrease in depreciation and amortization of $11.6 million primarily related to the amortization of definite lived intangibles in the prior year period not recurring in the current year period.
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
During the three months ended June 30, 2026, acquisition, integration and restructuring expenses were $10.0 million, a decrease of $39.7 million, as compared to the three months ended June 30, 2025, primarily due to lower integration costs incurred during the current year period compared to the prior year period as integration efforts begin to wind down as well as net restructuring gains in the current year period driven primarily by gains associated with the sale of facilities compared to net restructuring costs in the prior year period primarily driven by facility charges.
Other Operating Expense (Income), Net
Other operating expense (income), net, includes primarily unrealized foreign exchange (gains) losses, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the three months ended June 30, 2026, other operating expense, net was $12.9 million, compared to other operating income, net during the three months ended June 30, 2025 of $0.2 million. This change is primarily due to unrealized losses on commodity forwards of $12.2 million during the current year period compared to unrealized gains on commodity forwards of $0.9 million during the prior year period.
Other Expense (Income), Net
Other expense (income), net, includes primarily amortization of forward points and unrealized mark-to-market adjustments for foreign exchange forward contracts as well as other infrequent non-operating income or charges.
Other expense, net during the three months ended June 30, 2026 was $1.9 million, compared to other income, net during the three months ended June 30, 2025 of $15.9 million. This change is primarily due to insurance proceeds received in the prior year quarter to repair infrastructure on a warehouse in Texas damaged by a tornado.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended June 30, 2026, interest and financing expense, net, was $81.3 million, which remained relatively consistent with a decrease of $0.6 million, or 0.7%, as compared to the three months ended June 30, 2025.
Provision for Income Taxes
Income tax expense was $27.9 million for the three months ended June 30, 2026 compared to $16.3 million for the three months ended June 30, 2025. The effective tax rate was 28.7% for the three months ended June 30, 2026 compared to 34.8% for the three months ended June 30, 2025.

The effective tax rate for the three months ended June 30, 2026 decreased from the effective tax rate for the three months ended June 30, 2025 due primarily to a decrease in permanent differences for which we have not recognized a tax benefit. The effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with existing valuation allowances.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2026	% of Net Sales	2025	% of Net Sales	$ Variance	% Change
Net sales	$3,422.3	100.0%	$3,343.8	100.0%	$78.5	2.3%
Cost of sales	2,408.7	70.4%	2,281.9	68.2%	126.8	5.6%
Gross profit	1,013.6	29.6%	1,061.9	31.8%	(48.3)	(4.5)%
Selling, general and administrative expenses	682.2	19.9%	706.4	21.1%	(24.2)	(3.4)%
Acquisition, integration and restructuring expenses	30.8	0.9%	89.5	2.7%	(58.7)	(65.6)%
Other operating expense (income), net	(17.7)	(0.5)%	—	—%	(17.7)	(100.0)%
Operating income	318.3	9.3%	266.0	8.0%	52.3	19.7%
Other expense (income), net	3.1	0.1%	(15.8)	(0.5)%	18.9	NM
Loss on modification and extinguishment of debt	17.7	0.5%	18.6	0.6%	(0.9)	(4.8)%
Interest and financing expense, net	159.6	4.7%	164.0	4.9%	(4.4)	(2.7)%
Income from continuing operations before income taxes	137.9	4.0%	99.2	3.0%	38.7	39.0%
Provision for income taxes	41.4	1.2%	34.0	1.0%	7.4	21.8%
Net income from continuing operations	$96.5	2.8%	$65.2	1.9%	$31.3	48.0%
______________________
NM is defined as not meaningful.

The following table sets forth our consolidated Net sales by water type:

	Six Months Ended June 30,
($ in millions)	2026	2025	$ Variance	% Change
Regional spring water	$1,712.2	$1,669.2	$43.0	2.6%
Purified water	1,067.3	1,060.0	7.3	0.7%
Premium water	219.7	161.4	58.3	36.1%
Other water	62.3	70.0	(7.7)	(11.0)%
Other	360.8	383.2	(22.4)	(5.8)%
Total Net sales	$3,422.3	$3,343.8	$78.5	2.3%
Net Sales
During the six months ended June 30, 2026, net sales were $3,422.3 million, an increase of $78.5 million, or 2.3%, as compared to the six months ended June 30, 2025, primarily due to an increase in sales attributable to our premium brands of $58.3 million and regional spring water of $43.0 million, partially offset by a decrease of $18.0 million related to the divested coffee business.
Cost of Sales
During the six months ended June 30, 2026, cost of sales were $2,408.7 million, an increase of $126.8 million, or 5.6%, as compared to the six months ended June 30, 2025. The increase in costs was primarily due to increased transportation related costs of $66.8 million, increased non-recurring integration related costs incurred in the current year period of $13.6 million, and increased depreciation and amortization of $19.8 million, partially offset by a decrease of $16.0 million related to the divested coffee business.
Gross Profit and Gross Margin
During the six months ended June 30, 2026, gross profit was $1,013.6 million, a decrease of $48.3 million, or 4.5%, as compared to the six months ended June 30, 2025, and gross margin as a percentage of net sales was 29.6%, as compared to 31.8% during the six months ended June 30, 2025, primarily driven by the factors discussed above.
Selling, General and Administrative Expenses
During the six months ended June 30, 2026, selling, general and administrative expenses were $682.2 million, a decrease of $24.2 million, or 3.4%, as compared to the six months ended June 30, 2025, primarily due to a decrease in marketing costs of $18.3 million and a decrease in depreciation and amortization of $10.5 million primarily related to the amortization of definite lived intangibles in the prior year period not recurring in the current year period.
Acquisition, Integration and Restructuring Expenses
During the six months ended June 30, 2026, acquisition, integration and restructuring expenses were $30.8 million, a decrease of $58.7 million, as compared to the six months ended June 30, 2025, primarily due to lower integration costs incurred during the current year period compared to the prior year period as integration efforts begin to wind down as well as net restructuring gains in the current year period driven primarily by gains associated with the sale of facilities compared to net restructuring costs in the prior year period primarily driven by facility charges.
Other Operating Expense (Income), Net
During the six months ended June 30, 2026, other operating income, net was $17.7 million, compared to nil during the six months ended June 30, 2025. This change is primarily due to unrealized gains on commodity forwards of $18.9 million during the six months ended June 30, 2026 compared to unrealized gains on commodity forwards of $2.0 million in the prior year period.
Other Expense (Income), Net
During the six months ended June 30, 2026, other expense, net was $3.1 million, compared to other income, net of $15.8 million during the six months ended June 30, 2025. This change is primarily due to insurance proceeds received in the prior year period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Loss on Modification and Extinguishment of Debt
During the six months ended June 30, 2026, the loss on modification and extinguishment of debt was $17.7 million related to the refinancing of our then-existing Term Loans (as defined below), compared to $18.6 million during the six months ended June 30, 2025 related to the debt refinancing consummated in the prior year period.
Interest and Financing Expense, Net
During the six months ended June 30, 2026, interest and financing expense, net, was $159.6 million, which remained relatively consistent with a decrease of $4.4 million, or 2.7%, as compared to the six months ended June 30, 2025.
Provision for Income Tax
During the six months ended June 30, 2026, income tax expense was $41.4 million compared to $34.0 million during the six months ended June 30, 2025. The effective tax rate was 30.0% during the six months ended June 30, 2026, compared to 34.3% during the six months ended June 30, 2025.
The effective tax rate for the six months ended June 30, 2026 decreased from the effective tax rate from the six months ended June 30, 2025 due primarily to a decrease in permanent differences for which we have not recognized a tax benefit. The effective tax rate for the six months ended June 30, 2026 differs from the U.S. statutory rate primarily due to permanent differences for which we have not recognized a tax benefit and losses in tax jurisdictions with valuation allowances.
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
As of June 30, 2026, we had $366.8 million of cash on hand (of which $0.3 million is restricted). We had access to $750.0 million of revolving loan commitments (excluding $163.4 million of outstanding letters of credit) under the Revolving Credit Facility. We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
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
In connection with the Fifth Amendment, we assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. We recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of nil and $17.7 million, respectively, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $49.6 million and $39.4 million, respectively.
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
The Company was in compliance with all covenants under the agreements governing its indebtedness as of June 30, 2026.
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of June 30, 2026, our credit ratings were as follows:

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
On August 6, 2025, we net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($513.3 million at exchange rates in effect on June 30, 2026) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
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
During the three and six months ended June 30, 2026, we repurchased 707,943 and 2,247,118 shares of our Class A common stock for an aggregate purchase price of approximately $15.5 million and $44.5 million, respectively, through open market transactions under the Share Repurchase Program. As of June 30, 2026, the Company had $62.8 million of authorization remaining under the Share Repurchase Program.
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
On May 7, 2025, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the Stock Purchase Agreement, we agreed to repurchase 3,157,562 shares of Class A common stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May Offering (as defined below). The share repurchase closed concurrently with the May Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. We funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
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
Tax Withholding
During the three and six months ended June 30, 2026, 3,756 and 195,146 shares of our Class A common stock were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2 of this Quarterly Report.
Dividend Payments
On February 18, 2026, the Board of Directors declared a dividend of $0.12 per share on our outstanding Class A common stock, paid in cash on March 23, 2026 to stockholders of record at the close of business on March 6, 2026.
On April 28, 2026, the Board of Directors declared a dividend of $0.12 per share on our outstanding Class A common stock of the Company, paid in cash on June 15, 2026 to stockholders of record at the close of business on June 4, 2026.
On July 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on September 8, 2026 to stockholders of record at the close of business on August 24, 2026.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net cash provided by operating activities of continuing operations	$227.9	$155.0	$331.7	$193.8
Net cash used in investing activities of continuing operations	(83.9)	(50.6)	(194.9)	(73.8)
Net cash used in financing activities of continuing operations	(65.1)	(154.0)	(146.1)	(334.8)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations	—	(0.6)	—	2.3
Net cash provided by (used in) investing activities from discontinued operations	—	6.7	—	(1.3)
Net cash provided by financing activities from discontinued operations	—	1.0	—	3.4
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.3)	1.6	(0.8)	2.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$78.6	$(40.9)	$(10.1)	$(208.3)
Cash and cash equivalents and restricted cash, beginning of period	288.2	453.3	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$366.8	$412.4	$366.8	$412.4
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	0.4	—	0.4
Cash and cash equivalents and restricted cash of continuing operations, end of period	$366.8	$412.0	$366.8	$412.0
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net cash provided by operating activities of continuing operations was $331.7 million for the six months ended June 30, 2026 as compared to $193.8 million for the six months ended June 30, 2025. The $137.9 million increase was due primarily to improved earnings, excluding non-cash charges, of $50.0 million, as well as an increase in cash provided by trade payables and accrued liabilities of $99.8 million and inventories of $10.0 million, partially offset by an increase in cash used by prepaid and other current and non current assets of $9.0 million and trade receivables of $12.9 million.
Net cash used in investing activities of continuing operations was $194.9 million for the six months ended June 30, 2026, compared to $73.8 million for the six months ended June 30, 2025. The increase in use of $121.1 million was due primarily to increased additions to property, plant and equipment and intangible assets of $81.6 million, increased acquisition-related activity of $14.3 million, and $56.9 million of proceeds received from the sale of the production facility in Ontario, Canada in the prior year not recurring in the current year, partially offset by $30.0 million of proceeds received from the sale of facilities within held for sale.
Net cash used in financing activities of continuing operations for the six months ended June 30, 2026 was $146.1 million, compared to $334.8 million for the six months ended June 30, 2025. The $188.7 million decrease was due primarily to a decrease in Class A common stock repurchased and cancelled as a result of the share repurchases made in conjunction with the March Offering and May Offering of $214.1 million in the prior year not recurring in the current year, partially offset by share repurchases made under the Share Repurchase Program of $44.5 million in the current year.
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
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2025 Annual Report. As of June 30, 2026, we have no material changes to this information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. See Note 14 - "Commitments and Contingencies" in this Quarterly Report for information regarding material pending legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors since December 31, 2025. Please refer to our 2025 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million. Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital. During the three months ended June 30, 2026, we repurchased 707,943 shares of our Class A common stock for an aggregate purchase price of approximately $15.5 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.
Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended June 30, 2026 is provided below:

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock [1]	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs [2]
April 1, 2026 - April 30, 2026	266,672	19.69	266,672	73,096,594
May 1, 2026 - May 31, 2026	233,309	22.50	233,309	67,846,787
June 1, 2026 - June 30, 2026	207,962	24.04	207,962	62,847,021
Total	707,943
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

Tax Withholding
During the three months ended June 30, 2026, we withheld 3,756 shares of Class A common stock at an average price of $19.78 per share, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
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
None.
(c) Securities trading arrangements.
During the three months ended June 30, 2026, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
10.1 (1)(2)	Separation Agreement with Robert Austin, dated July 1, 2026.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
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

PRIMO BRANDS CORPORATION

August 5, 2026	By:	/s/ David Hass
	Name:	David Hass
	Title:	Chief Financial Officer
(On behalf of the Company)

August 5, 2026	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)