Form 10-Q
period 2026-09-30
Primo Brands Corp
filed 2026-11-05
CIK 2042694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42404
_________________________
Primo Brands Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	99-3483984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Assembly Drive, Suite 800 Tampa, Florida 33607	3001 Summer Street, 6th Floor Stamford, Connecticut 06905
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Class A common stock outstanding as of November 3, 2026 was 361,548,061.

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
You should read this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.
The trademarks and service marks that we own or have the right to use include, among others, Poland Spring®, Pure Life®, Arrowhead®, Deer Park®, Ice Mountain®, The Mountain Valley®, Ozarka®, Primo Water®, Saratoga®, Sparkletts®, Zephyrhills®, AC+ION®, and Splash Refresher™. Solely for convenience, in some cases, the trademarks, service marks, and trade names referred to in this Form 10-Q are listed without the applicable ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, and trade names.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

($ in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$477.4	$376.9
Trade receivables, net of allowance for expected credit losses of $25.5 and $20.5 as of September 30, 2026 and December 31, 2025, respectively	563.1	431.8
Inventories	264.9	223.5
Prepaid expenses and other current assets	197.4	148.9
Current assets held for sale	25.3	36.7
Total current assets	1,528.1	1,217.8
Property, plant and equipment, net	2,123.8	2,185.5
Operating lease right-of-use-assets, net	584.7	539.3
Goodwill	3,612.0	3,581.9
Intangible assets, net	2,885.3	2,992.7
Other non-current assets	94.1	85.6
Total assets	$10,828.0	$10,602.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$74.4	$73.3
Trade payables	539.6	518.9
Accruals and other current liabilities	681.8	597.6
Current portion of operating lease obligations	83.6	92.9
Total current liabilities	1,379.4	1,282.7
Long-term debt, less current portion	5,087.7	5,084.6
Operating lease obligations, less current portion	528.5	474.4
Deferred income taxes	696.3	691.5
Other non-current liabilities	87.4	77.0
Total liabilities	$7,779.3	$7,610.2
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 361,681,686 and 363,940,940 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$3.6	$3.7
Additional paid-in capital	5,049.9	5,017.3
Accumulated deficit	(1,992.4)	(2,014.5)
Accumulated other comprehensive loss	(12.4)	(13.9)
Total stockholders' equity	3,048.7	2,992.6
Total liabilities and stockholders' equity	$10,828.0	$10,602.8
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except share and per share values)	2026	2025	2026	2025
Net sales	$1,821.0	$1,766.1	$5,243.3	$5,109.9
Cost of sales	1,267.1	1,237.9	3,675.8	3,519.8
Gross profit	553.9	528.2	1,567.5	1,590.1
Selling, general and administrative expenses	316.3	343.0	998.5	1,049.4
Acquisition, integration and restructuring expenses	16.7	44.2	47.5	133.7
Other operating income, net	(28.0)	(5.4)	(45.7)	(5.4)
Operating income	248.9	146.4	567.2	412.4
Other (income) expense, net	(1.7)	(3.6)	1.4	(19.4)
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Interest and financing expense, net	79.9	83.1	239.5	247.1
Income from continuing operations before income taxes	170.7	66.9	308.6	166.1
Provision for income taxes	46.2	26.4	87.6	60.4
Net income from continuing operations	124.5	40.5	221.0	105.7
Net loss from discontinued operations, net of tax	—	(23.7)	—	(32.6)
Net income	$124.5	$16.8	$221.0	$73.1

Net income (loss) per common share
Basic:
Continuing operations	$0.34	$0.11	$0.61	$0.28
Discontinued operations	$—	$(0.06)	$—	$(0.09)
Net income per common share	$0.34	$0.05	$0.61	$0.19
Diluted:
Continuing operations	$0.34	$0.11	$0.60	$0.28
Discontinued operations	$—	$(0.07)	$—	$(0.09)
Net income per common share	$0.34	$0.04	$0.60	$0.19

Weighted-average common stock outstanding (in thousands)
Basic	362,183	372,318	362,867	375,429
Diluted	365,247	374,055	365,555	377,314

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net income	$124.5	$16.8	$221.0	$73.1
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustments	0.1	(1.1)	(3.6)	12.4
Net unrealized actuarial loss in postretirement benefit plans[1]	(0.6)	(0.2)	(1.0)	(0.6)
Unrealized (loss) gain on fair value hedges, net of tax[2]	(0.8)	(2.8)	3.0	(0.7)
Unrealized gain on interest rate swaps, net of tax[3]	0.9	—	3.1	—
Other comprehensive (loss) income	(0.4)	(4.1)	1.5	11.1
Total comprehensive income	$124.1	$12.7	$222.5	$84.2
1 Tax impact for all periods was immaterial.
2 Net of tax impact of $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. Net of tax impact of $0.9 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
3 Net of tax impact of $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. There was no tax impact for the three and nine months ended September 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cash flows from operating activities of continuing operations:
Net income	$124.5	$16.8	$221.0	$73.1
Less: Net loss from discontinued operations, net of income taxes	—	(23.7)	—	(32.6)
Net income from continuing operations	$124.5	$40.5	$221.0	$105.7
Adjustments to reconcile net income from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	146.3	163.1	429.5	437.0
Amortization of debt discount and issuance costs	6.4	8.2	21.5	21.9
Stock-based compensation costs	8.7	11.9	29.7	36.8
Restructuring (gains) charges, net	(0.2)	3.1	(8.9)	6.0
Inventory obsolescence expense	6.3	4.6	12.9	11.8
Charge for expected credit losses	9.2	12.7	34.3	30.1
Deferred income taxes	(2.8)	6.5	3.3	5.7
Unrealized gain on commodity forwards, net	(27.6)	(1.8)	(46.5)	(3.8)
Other non-cash items	5.2	(2.9)	18.7	(15.8)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade receivables	8.4	25.6	(163.5)	(133.4)
Inventories	(14.9)	8.8	(54.0)	(40.3)
Prepaid expenses and other current and non-current assets	1.3	21.6	(8.0)	21.3
Trade payables and accruals and other current and non-current liabilities	22.8	(18.5)	135.3	(5.8)
Net cash provided by operating activities of continuing operations	293.6	283.4	625.3	477.2
Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(78.7)	(115.7)	(268.7)	(231.6)
Purchases of intangible assets	(4.3)	(17.0)	(37.0)	(42.2)
Acquisitions, net of cash received	(28.0)	(23.3)	(48.0)	(29.0)
Proceeds from sale of property, plant and equipment	8.1	2.0	41.5	5.4
Proceeds from sale of other assets	—	—	—	56.9
Proceeds from insurance settlements	—	10.0	—	20.0
Other investing activities	3.1	(0.1)	17.5	2.6
Net cash used in investing activities of continuing operations	(99.8)	(144.1)	(294.7)	(217.9)
The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cash flows from financing activities of continuing operations:
Proceeds from Term Loans, net of discount	—	—	659.6	—
Repayment of Term Loans	(7.8)	(7.7)	(668.2)	(23.2)
Principal payment of finance leases	(10.1)	(8.9)	(29.6)	(24.7)
Financing fees	—	—	(2.8)	(7.7)
Issuance of common stock	2.1	2.9	6.4	7.7
Common stock repurchased and cancelled	(22.3)	(75.8)	(70.1)	(296.8)
Dividends paid to common stockholders	(43.5)	(37.2)	(131.2)	(113.2)
Other financing activities	(1.5)	(1.5)	6.7	(5.1)
Net cash used in financing activities of continuing operations	(83.1)	(128.2)	(229.2)	(463.0)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	6.5	—	8.8
Net cash used in investing activities from discontinued operations	—	(0.5)	—	(1.8)
Net cash used in financing activities from discontinued operations	—	(5.3)	—	(1.9)
Net cash provided by discontinued operations	—	0.7	—	5.1
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.6)	(0.9)	1.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$110.6	$11.2	$100.5	$(197.1)
Cash and cash equivalents and restricted cash, beginning of period	366.8	412.4	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$477.4	$423.6	$477.4	$423.6
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	0.9	—	0.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$477.4	$422.7	$477.4	$422.7
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment and intangible assets included in trade payables and accruals and other current liabilities	$47.3	$41.8	$60.0	$94.3
Dividends payable issued through accounts payable and accrued liabilities	0.4	0.3	1.3	1.0
Financing lease right-of-use assets obtained in exchange for lease obligations	19.4	4.5	33.0	36.8
Operating lease right-of-use assets obtained in exchange for lease obligations	95.4	8.2	127.3	43.7
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$52.1	$51.8	$200.4	$204.8
Cash paid for income taxes	37.4	2.4	112.0	56.8

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
June 30, 2026	362.5	$3.6	$5,039.4	$(2,050.8)	$(12.0)	$2,980.2
Net income	—	—	—	124.5	—	124.5
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Common stock repurchased and cancelled	(1.0)	—	(0.3)	(22.2)	—	(22.5)
Common stock issued - Equity Incentive Plan	0.1	—	0.2	—	—	0.2
Common stock issued - Employee Stock Purchase Plan	0.1	—	1.9	—	—	1.9
Stock-based compensation	—	—	8.7	—	—	8.7
Dividends on common stock ($0.12 per share)	—	—	—	(43.9)	—	(43.9)
September 30, 2026	361.7	$3.6	$5,049.9	$(1,992.4)	$(12.4)	$3,048.7

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2025	363.9	$3.7	$5,017.3	$(2,014.5)	$(13.9)	$2,992.6
Net income	—	—	—	221.0	—	221.0
Other comprehensive income	—	—	—	—	1.5	1.5
Common stock repurchased and cancelled	(3.4)	(0.1)	(3.5)	(67.1)	—	(70.7)
Common stock issued - Equity Incentive Plan	0.8	—	0.6	—	—	0.6
Common stock issued - Employee Stock Purchase Plan	0.4	—	5.8	—	—	5.8
Stock-based compensation	—	—	29.7	—	—	29.7
Dividends on common stock ($0.36 per share)	—	—	—	(131.8)	—	(131.8)
September 30, 2026	361.7	$3.6	$5,049.9	$(1,992.4)	$(12.4)	$3,048.7

The accompanying notes are an integral part of these condensed consolidated financial statements

PRIMO BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
June 30, 2025	373.3	$3.8	$4,994.1	$(1,749.7)	$(2.0)	$3,246.2
Net income	—	—	—	16.8	—	16.8
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Common stock repurchased and cancelled	(3.1)	—	(2.6)	(73.6)	—	(76.2)
Common stock issued - Equity Incentive Plan	0.3	—	0.6	—	—	0.6
Common stock issued - Employee Stock Purchase Plan	0.1	—	2.3	—	—	2.3
Stock-based compensation	—	—	11.9	—	—	11.9
Dividends on common stock ($0.10 per share)	—	—	—	(37.5)	—	(37.5)
September 30, 2025	370.6	$3.8	$5,006.3	$(1,844.0)	$(6.1)	$3,160.0

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
($ and shares in millions)	Shares	Amount
December 31, 2024	379.8	$3.8	$4,971.3	$(1,513.7)	$(17.2)	$3,444.2
Net income	—	—	—	73.1	—	73.1
Other comprehensive income	—	—	—	—	11.1	11.1
Common stock repurchased and cancelled	(10.5)	—	(9.5)	(289.9)	—	(299.4)
Common stock issued - Equity Incentive Plan	1.1	—	1.8	—	—	1.8
Common stock issued - Employee Stock Purchase Plan	0.2	—	5.9	—	—	5.9
Stock-based compensation	—	—	36.8	—	—	36.8
Dividends on common stock ($0.30 per share)	—	—	—	(113.5)	—	(113.5)
September 30, 2025	370.6	$3.8	$5,006.3	$(1,844.0)	$(6.1)	$3,160.0

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or “GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The Consolidated Balance Sheet as of December 31, 2025 included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited Consolidated Financial Statements and accompanying notes in the 2025 Annual Report. The accounting policies used in these interim unaudited Condensed Consolidated Financial Statements are consistent with those used in the annual Consolidated Financial Statements.
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
Discontinued Operations
Prior to the Transaction, Primo Water divested a portion of its European business and, upon completion of the Transaction, its remaining international businesses including Decantae Mineral Water Limited, Fonthill Waters Ltd, and portions of the Eden Springs Netherlands B.V. business located in Israel and the United Kingdom (collectively the "Remaining International Businesses"). On November 25, 2024, the Company sold its interests in the Decantae Mineral Water Limited and Fonthill Waters Ltd businesses. On April 11, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in the United Kingdom. On October 23, 2025, the Company sold its interest in the Eden Springs Netherlands B.V. business located in Israel. Following completion of these sales, the Company no longer has operations outside of North America. As a result, all financial statements and disclosures for the year 2026 reflect only the ongoing North American business activities. The results of operations and the assets and liabilities associated with the Remaining International Businesses were previously reported as discontinued operations in accordance with U.S. GAAP through the end of 2025. Additional details regarding the sale and discontinued operations can be found in Note 3 – "Assets Held for Sale and Discontinued Operations."
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
As of September 30, 2026 and December 31, 2025, estimated discounts reflected in Trade receivables, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets were $73.8 million and $55.8 million, respectively.
As of September 30, 2026 and December 31, 2025, accrued sales incentive obligations reflected in Accruals and other current liabilities in the Condensed Consolidated Balance Sheets were $51.1 million and $36.2 million, respectively.

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
The Company did not adopt any new accounting pronouncements during the three months ended September 30, 2026.
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
Continuing Operations Assets Held for Sale
During the year ended December 31, 2025, the Company's management approved the sale of production facilities as a result of integration efforts. During the three and nine months ended September 30, 2026, the Company completed the sale of certain of these production facilities, generating gross proceeds of $8.0 million and $41.3 million, respectively. Cash proceeds from these transactions are included within Net cash used in investing activities of continuing operations in the Condensed Consolidated Statement of Cash Flows. As a result, the Company recognized a net gain of $0.2 million and $12.3 million for the three and nine months ended September 30, 2026, respectively, presented primarily within Acquisition, integration and restructuring expenses, in the Condensed Consolidated Statement of Operations. As of September 30, 2026 and December 31, 2025, the Company had $25.3 million and $36.7 million, respectively, remaining in assets held for sale which primarily related to the facility closures and were classified in Current assets held for sale in the Condensed Consolidated Balance Sheets.
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
In connection with the Fifth Amendment, the Company assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. The Company recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of nil and $17.7 million, respectively, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $47.3 million and $39.4 million, respectively.
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
The Company was in compliance with all covenants under the agreements governing its indebtedness as of September 30, 2026.
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
On July 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company to stockholders of record at the close of business on August 24, 2026, which was paid in cash on September 8, 2026.
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
During the three and nine months ended September 30, 2026, the Company repurchased 942,829 and 3,189,947 shares, respectively, of its Class A common stock for an aggregate purchase price of approximately $22.1 million and $66.6 million, respectively, including commissions paid to brokers, through open market transactions and a discretionary repurchase from Triton Water Equity Holdings (as defined below) under the Share Repurchase Program.
During both the three and nine months ended September 30, 2025, the Company repurchased 3,011,204 shares of its Class A common stock for an aggregate purchase price of approximately $73.2 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.
Shares purchased under this plan were subsequently retired. As of September 30, 2026, the Company had $40.8 million of authorization remaining under the Share Repurchase Program.
Share Repurchases
On August 5, 2026, the Company entered into a stock purchase agreement (the "August 2026 Stock Purchase Agreement") with Triton Water Equity Holdings, LP, a Delaware limited partnership ("Triton Water Equity Holdings"), which is an affiliate of One Rock Capital Partners, LLC. Pursuant to the August 2026 Stock Purchase Agreement, the Company agreed to repurchase 410,340 shares of Class A common stock, as part of the Share Repurchase Program, from Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the August 2026 Offering (as defined below). The share repurchase closed concurrently with the August 2026 Offering on August 7, 2026 for an aggregate purchase price of approximately $10.0 million. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On August 6, 2026, the Company entered into an underwriting agreement with Triton Water Equity Holdings and Morgan Stanley & Co. LLC, as underwriter, in connection with the underwritten secondary offering by Triton Water Equity Holdings of 20,000,000 shares of Class A common stock at a price of $24.37 per share (the "August 2026 Offering"). The August 2026 Offering closed on August 7, 2026. Triton Water Equity Holdings received all of the proceeds from the August 2026 Offering. No shares were sold by the Company.
On March 10, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Triton Water Parent Holdings, LP and its affiliates (the "Sponsor Stockholder") and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of the Company’s Class A common stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A common stock, at an offering price of $29.50 per share (the "March 2025 Offering"). The March 2025 Offering closed on March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March 2025 Offering.

No shares were sold by the Company. Following the March 2025 Offering, the Company was no longer considered a controlled company.
Pursuant to the Underwriting Agreement, the Company agreed to purchase 4,000,000 shares of its Class A common stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the March 2025 Offering. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On May 7, 2025, the Company entered into a stock purchase agreement (the "May 2025 Stock Purchase Agreement") with the Sponsor Stockholder and Triton Water Equity Holdings. Pursuant to the May 2025 Stock Purchase Agreement, the Company agreed to repurchase 3,157,562 shares of Class A common stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May 2025 Offering (as defined below). The share repurchase closed concurrently with the May 2025 Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. The Company funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On May 8, 2025, the Company entered into an underwriting agreement with the Sponsor Stockholder, Triton Water Equity Holdings and BofA Securities, Inc. and Morgan Stanley & Co. LLC, as underwriters, in connection with the underwritten secondary offering by the Sponsor Stockholder and Triton Water Equity Holdings of 47,500,000 shares of Class A common stock at a price of $31.67 per share (the "May 2025 Offering"). The May 2025 Offering closed on May 12, 2025. The Sponsor Stockholder and Triton Water Equity Holdings received all of the proceeds from the May 2025 Offering. No shares were sold by the Company.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") represents gains and losses affecting stockholders' equity that are not reflected on the Condensed Consolidated Statements of Operations. The Company uses the portfolio approach for releasing income tax effects from AOCI.
The following table reflects the changes in AOCI, net of taxes, by component for the periods presented:

($ in millions) ¹	Gains and Losses On Derivative Instruments	Cumulative Translation Adjustment	Postretirement Benefit Plan Items	Total
Balance as of June 30, 2026	$3.6	$(17.5)	$1.9	$(12.0)
OCI before reclassifications	(1.1)	0.1	—	(1.0)
Amounts reclassified from AOCI	1.2	—	(0.6)	0.6
Net current-period OCI	0.1	0.1	(0.6)	(0.4)
Balance as of September 30, 2026	$3.7	$(17.4)	$1.3	$(12.4)

Balance as of December 31, 2025	$(2.4)	$(13.8)	$2.3	$(13.9)
OCI before reclassifications	2.7	(3.6)	—	(0.9)
Amounts reclassified from AOCI	3.4	—	(1.0)	2.4
Net current-period OCI	6.1	(3.6)	(1.0)	1.5
Balance as of September 30, 2026	$3.7	$(17.4)	$1.3	$(12.4)

Balance as of June 30, 2025	$2.4	$(6.1)	$1.7	$(2.0)
OCI before reclassifications	(4.4)	(1.1)	—	(5.5)
Amounts reclassified from AOCI	1.6	—	(0.2)	1.4
Net current-period OCI	(2.8)	(1.1)	(0.2)	(4.1)
Balance as of September 30, 2025	$(0.4)	$(7.2)	$1.5	$(6.1)

Balance as of December 31, 2024	$0.3	$(19.6)	$2.1	$(17.2)
OCI before reclassifications	(5.8)	11.4	—	5.6
Amounts reclassified from AOCI	5.1	1.0	(0.6)	5.5
Net current-period OCI	(0.7)	12.4	(0.6)	11.1
Balance as of September 30, 2025	$(0.4)	$(7.2)	$1.5	$(6.1)
______________________
¹ All amounts are net of tax. Amounts in parentheses indicate debits.

The following table reflects the amounts reclassified out of AOCI, net of taxes, by component for the periods presented:

($ in millions)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details of AOCI Components	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gains and losses reclassified from AOCI
Foreign exchange contracts¹	$(1.5)	$(1.6)	$(4.5)	$(5.1)	Other (income) expense, net
Cumulative translation adjustment	—	—	—	(1.0)	Net loss from discontinued operations, net of tax
Interest rate swaps[2]	0.3	—	1.1	—	Interest and financing expense, net
Recognized actuarial gains[2]	0.6	0.2	1.0	0.6	Interest and financing expense, net
Total reclassification for the period	$(0.6)	$(1.4)	$(2.4)	$(5.5)
______________________
1    Amount is net of tax impact of $0.6 million and $1.6 million for the three and nine months ended September 30, 2026, respectively. Amount is net of tax impact of $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. Tax impact is recorded within Provision for income taxes on the Condensed Consolidated Statements of Operations.
2    Tax impact of this income for all periods was immaterial.
NOTE 6—INCOME TAXES
Income tax expense was $46.2 million on pre-tax income of $170.7 million for the three months ended September 30, 2026, as compared to income tax expense of $26.4 million on pre-tax income of $66.9 million in the comparable prior year period. The effective income tax rate for the three months ended September 30, 2026 was 27.1% compared to 39.5% in the comparable prior year period.
Income tax expense was $87.6 million on pre-tax income of $308.6 million for the nine months ended September 30, 2026, as compared to income tax expense of $60.4 million on pre-tax income of $166.1 million in the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2026 was 28.4% compared to 36.4% in the comparable prior year period.
The effective tax rate for the three and nine months ended September 30, 2026 varied from the effective tax rate in the comparable prior year period due primarily to a decrease in non-deductible expenses for which the Company has not recognized a tax benefit.
The effective tax rate for the three and nine months ended September 30, 2026 varied from the U.S. statutory rate due primarily to non-deductible expenses for which the Company has not recognized a tax benefit.
NOTE 7—STOCK-BASED COMPENSATION
During the nine months ended September 30, 2026, the Company granted 84,084 shares of Class A common stock with an aggregate grant date fair value of approximately $1.7 million to the non-management members of its Board of Directors under the Primo Brands Corporation Equity Incentive Plan. The shares of Class A common stock were issued in consideration of the directors’ fees and were fully vested upon issuance or deferral.
NOTE 8—REVENUE RECOGNITION
Disaggregation of Revenue
The Company's primary geographic market is North America with sales in the United States accounting for 98.6% of consolidated net sales for both the three and nine months ended September 30, 2026 and 98.4% of consolidated net sales for both the three and nine months ended September 30, 2025.

Disaggregation of net sales by water type for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Regional spring water	$911.5	$885.6	$2,623.7	$2,554.8
Purified water	573.6	557.5	1,640.9	1,617.5
Premium water	122.1	98.2	341.8	259.6
Other water	31.8	33.0	94.1	103.0
Other	182.0	191.8	542.8	575.0
Total net sales	$1,821.0	$1,766.1	$5,243.3	$5,109.9
Contract Balances
The Company does not have any material contract assets or liabilities as of September 30, 2026 and December 31, 2025.
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
In connection with the closing of the Transaction, the Board of Directors authorized a series of cost cutting measures which are expected to continue through 2026. These restructuring costs are expected to result in a range of approximately $75.0 million to $100.0 million of aggregate charges, which are anticipated to include $47.0 million to $55.0 million of one-time cash termination benefits as well as costs associated with the decommissioning of facilities and the early termination of leases. This range excludes the impact of any gains resulting from the sale of facilities. As of December 31, 2025, management had incurred $42.6 million in total of one-time cash termination benefits associated with the plan and no further cash termination benefit costs are expected. No such cash termination benefit costs were incurred during the nine months ended September 30, 2026.
The following table summarizes the components of Acquisition, integration and restructuring expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Transaction costs	$—	$—	$—	$6.2
Other acquisition expenses	0.1	1.0	0.3	5.4
Other integration expenses	16.8	35.4	55.4	97.7
Total acquisition and integration expenses	16.9	36.4	55.7	109.3
Non-cash exit and disposal charges [1]	—	3.1	3.2	6.0
Gain on sale of facilities	(0.2)	—	(12.1)	—
Facility closure expense [1]	—	3.1	0.7	15.7
Employee severance and termination related benefits	—	1.6	—	2.7
Total restructuring (gains) expenses, net	(0.2)	7.8	(8.2)	24.4
Total acquisition, integration and restructuring expenses	$16.7	$44.2	$47.5	$133.7
______________________
1 Includes lease related non-cash charges and lease termination costs.
For the three and nine months ended September 30, 2026, integration-related costs of $7.0 million and $43.7 million, respectively, were recorded within Cost of sales on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, integration-related costs of $44.0 million and $67.1 million, respectively, were recorded within Cost of sales on the Condensed Consolidated Statements of Operations.

The following table reflects the activity related to the restructuring accrual for the periods presented:

($ in millions)	Amount
Balance as of December 31, 2024	$46.4
Charges incurred	6.3
Payments made	(12.1)
Balance as of March 31, 2025	$40.6
Charges incurred	7.4
Payments made	(12.2)
Balance as of June 30, 2025	$35.8
Charges incurred	4.7
Payments made	(13.9)
Balance as of September 30, 2025	$26.6

Balance as of December 31, 2025	$16.1
Charges incurred	0.7
Payments made	(8.2)
Balance as of March 31, 2026	$8.6
Charges incurred	—
Payments made	(0.3)
Balance as of June 30, 2026	$8.3
Charges incurred	—
Payments made	(6.1)
Balance as of September 30, 2026	$2.2
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
The Company uses foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of the Company's €441.9 million 3.875% Senior Secured Notes due October 31, 2028 and €8.1 million non-tendered 3.875% Senior Notes (collectively, the "Euro Notes"). Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter. The Company uses interest rate swaps to mitigate the exposure from the variation of interest rates. The Company also uses commodity futures, forwards, and option contracts to manage commodity price risk associated with diesel fuel, propane, and petroleum-based products based on its anticipated consumption of these commodities for periods of up to 24 months.
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
Cash Flow Hedging Strategy
During the year ended December 31, 2025, the Company entered into two float-to-fixed interest rate swaps with notional amounts of $250.0 million each, maturing December 31, 2026 and December 31, 2027, respectively, to hedge the variable interest rate risk associated with $500.0 million of Term Loans principal. The interest rate swaps were effective for the interest payments beginning in 2026. The interest rate swap contracts are designated as cash flow hedges and recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value are recorded as a component of AOCI on the Condensed Consolidated Balance Sheets. The gains and losses in AOCI are reclassified to Interest and financing expense, net when the underlying forecasted transaction occurs. The impact to the Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025 and for both the three and nine months ended September 30, 2026 and 2025 was immaterial.
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
The Company designated the foreign exchange contracts as fair value hedges. The foreign exchange contracts are recognized on the Condensed Consolidated Balance Sheets at fair value and changes in the fair value of the foreign exchange contracts are recorded in the same line as the hedged item, which is Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company excludes forward points from its assessment of hedge effectiveness and amortizes them on a straight-line basis over the life of the hedging instruments in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The difference between fair value changes of the excluded component and the amount amortized to Other (income) expense, net is recorded as a component of AOCI on the Condensed Consolidated Balance Sheets.

The following amounts were recorded on the Condensed Consolidated Balance Sheets related to fair value hedged items as of September 30, 2026 and December 31, 2025:

($ in millions)	September 30, 2026	December 31, 2025
Line Item in Condensed Consolidated Balance Sheets in Which the Hedged Item Is Included	Carrying Amount of the Hedged Liability
Long-term debt, less current portion [1]	$510.6	$529.3
______________________
1 Carrying amount excludes the unamortized debt discounts as of September 30, 2026 and December 31, 2025.
The following tables present information about the Company's derivative financial instruments designated as fair value hedging transactions.
The fair value of the Company's derivative assets and liabilities included in the Condensed Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
	Foreign exchange contracts		Foreign exchange contracts
($ in millions)	Assets	Liabilities	Assets	Liabilities
Derivative Assets in Fair Value Hedging Relationships
Other non-current assets	$—	$—	$11.6	$—
Other non-current liabilities	—	8.9	—	—
The amount of gains or (losses) recognized in the Condensed Consolidated Statements of Operations for fair value hedging relationships, presented on a pre-tax basis, for the periods presented, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025	Affected Line Item in the Statement Where Net Income Is Presented
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Hedged item	$2.7	$(0.7)	$18.7	$(58.9)	Other (income) expense, net
Derivative designated as hedging instrument	(2.7)	0.7	(18.7)	58.9	Other (income) expense, net
Amount reclassified from AOCI to expense (amortized)	(2.1)	(2.2)	(6.1)	(6.9)	Other (income) expense, net

The amount of gains or (losses), net of tax, recognized in the Condensed Consolidated Statements of Comprehensive Income for fair value hedging relationships for the periods presented, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Derivatives in Fair Value Hedging Relationships
Foreign exchange contracts
Amount excluded from the assessment of effectiveness [1]	$(2.3)	$(4.4)	$(1.5)	$(5.8)
______________________
1 Amount is net of tax impact of $0.9 million and $0.6 million for the three and nine months ended September 30, 2026, respectively. Amount is net of tax impact of $1.5 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.
There were no settlements of the Company's foreign exchange contracts during the three and nine months ended September 30, 2026. Other than the settlement of the 2024 FX Forwards described above, there were no settlements of the Company's foreign exchange contracts during the three and nine months ended September 30, 2025.
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
As of September 30, 2026, the fair value of the Company's commodity forwards were short-term assets of $41.4 million recorded in Prepaid expenses and other current assets, long-term assets of $5.0 million recorded in Other non-current assets, short-term liabilities of $1.8 million recorded in Accruals and other current liabilities and long-term liabilities of $1.6 million recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
As of December 31, 2025, the fair value of the Company's commodity forwards were liabilities of $3.5 million recorded in Accruals and other current liabilities on the Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2026, unrealized gains on commodity forwards of $27.6 million and $46.5 million, respectively, were recorded within Other operating income, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, unrealized gains on commodity forwards of $1.8 million and $3.8 million, respectively, were recorded within Other operating income, net in the Condensed Consolidated Statements of Operations.

NOTE 11—FAIR VALUE MEASUREMENTS
The following tables summarize the fair values of financial instruments:

	September 30, 2026
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.2	$14.2	$—	$—
Split-dollar life insurance policies	14.9	—	14.9	—
Interest rate swaps	4.5	—	4.5	—
Commodity forwards	46.4	—	46.4	—
	$80.0	$14.2	$65.8	$—
Financial Liabilities:
Foreign exchange contracts	$8.9	$—	$8.9	$—
Commodity forwards	3.4	—	3.4	—
	$12.3	$—	$12.3	$—

	December 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market investments	$14.1	$14.1	$—	$—
Split-dollar life insurance policies	24.8	—	24.8	—
Foreign exchange contracts	11.6	—	11.6	—
Interest rate swaps	0.4	—	0.4	—
	$50.9	$14.1	$36.8	$—
Financial Liabilities:
Commodity forwards	$3.5	$—	$—	$3.5
	$3.5	$—	$—	$3.5
The fair values of the Company’s money market investments are based on the daily market price for identical assets in active markets. The fair value of the Company's split-dollar life insurance policies are the cash surrender value based on the fair value of underlying investment.
The changes in the fair value of the Company's commodity forwards are reflected within Other operating income, net on the Condensed Consolidated Statements of Operations.
Fair Value of Debt
The following table summarizes the Company's estimates of the fair values of its debt as of the periods presented:

	September 30, 2026		December 31, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$3,074.5	$3,090.0	$3,067.6	$3,082.9
6.250% Senior Notes	712.8	713.8	712.8	719.0
3.875% Senior Notes	495.9	498.0	512.2	522.1
4.375% Senior Notes	721.4	717.3	714.8	729.4
Non-tendered Original Senior Notes	12.9	12.9	13.3	13.2
Total	$5,017.5	$5,032.0	$5,020.7	$5,066.6
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
The Company's Chief Executive Officer is the CODM.
The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Segment capital expenditures are reported in the Condensed Consolidated Statements of Cash Flows as purchases of property, plant and equipment and purchases of intangible assets.
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

Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net sales	$1,821.0	$1,766.1	$5,243.3	$5,109.9
Less:
Cost of sales, adjusted [1]	1,152.9	1,097.6	3,317.3	3,159.5
Marketing expense	47.4	54.9	145.6	171.6
Selling expense, adjusted [1]	121.7	121.0	357.3	344.1
General and administrative expense, adjusted [1]	88.2	88.1	321.2	322.0
Other segment expense [2]	13.9	91.4	106.6	243.9
Depreciation and amortization	146.3	163.1	429.5	437.0
Interest and financing expense, net	79.9	83.1	239.5	247.1
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Income taxes	46.2	26.4	87.6	60.4
Segment net income from continuing operations	$124.5	$40.5	$221.0	$105.7
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
Long-lived assets in the United States, consisting of net fixed assets and operating lease right-of-use assets, accounted for 98.4% and 98.2% of consolidated long-lived assets as of September 30, 2026 and December 31, 2025, respectively.
NOTE 13—NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted-average number of shares of common stock outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Performance-based restricted stock units ("RSUs"), Time-based RSUs, and stock purchase rights granted under the Employee Stock Purchase Plan ("ESPP"). The dilutive effect of these securities is reflected in diluted income (loss) per share by application of the treasury stock method. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.
Reconciliations of the numerators and denominators of basic and diluted net income (loss) per common share for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Shares in thousands):
Weighted-average common stock outstanding - basic	362,183	372,318	362,867	375,429
Effects of dilutive securities:
Stock options	224	373	213	474
Performance-based RSUs	1,857	—	1,667	—
Time-based RSUs	959	1,338	800	1,402
ESPP	24	26	8	9
Weighted-average common stock outstanding - diluted	365,247	374,055	365,555	377,314

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2026	2025	2026	2025
Stock options	—	—	—	—
Performance-based RSUs [1]	—	—	—	—
Time-based RSUs	71	68	72	68
ESPP	—	—	—	—
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
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Other than with respect to the matters described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company's consolidated statements of operations, balance sheets or cash flows. The Company believes it has made appropriate and adequate accruals for its current contingencies. The Company is unable to reasonably estimate the amount or range of possible loss, if any, in excess of the amounts accrued, and the ultimate outcomes, including any settlements, could differ materially from the amounts accrued.
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

Pursuant to the Private Securities Litigation Reform Act of 1995 (PSLRA), interested parties were required to file motions for appointment as lead plaintiff and lead counsel by January 12, 2026. On February 4, 2026, the Court granted the motions by Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds Providence Employees Retirement System to be appointed as lead plaintiffs, with Robbins Geller Rudman & Dowd appointed as lead counsel. On April 6, 2026, the lead plaintiffs filed a new complaint in the action, asserting the same claims on behalf of the same putative class of investors. The Company and the other defendants in the action moved to dismiss the action on June 5, 2026. This motion is fully briefed and pending before the Court.
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
In their complaint, Plaintiffs allege that the Defendants’ recurring water delivery services failed to deliver water as promised, resulting in missed or delayed scheduled deliveries, incomplete orders, and a failure to replace empty bottles. Plaintiffs claim these issues stemmed from facility closures and staff reductions following the November 8, 2024 merger of Primo Water Corporation and the parent of BlueTriton. Plaintiffs further allege that the Defendants made unauthorized charges for goods and services never delivered and imposed improper fees, such as penalties for equipment the Defendants failed to pick up. Lastly, Plaintiffs allege that the Defendants made cancellations difficult, often continuing to charge customers even after they requested to terminate service. Plaintiffs seek to represent potentially 600,000 customers nationwide affected by these issues. The complaint does not specify damages claimed in the action. The Company’s recurring water delivery service includes mandatory arbitration and class action waiver clauses in their Service Agreements and online Terms and Conditions.
The case remains in its initial stages. On January 30, 2026, the Court approved the parties’ joint stipulation setting forth a briefing schedule for Defendants’ motion to compel arbitration and motion to dismiss the complaint. On March 5, 2026, the Company filed its motion to compel arbitration. On April 2, 2026, the Company filed its motion to dismiss the complaint. Both motions have been fully briefed and submitted. On July 2, 2026, the Court issued a notice adjourning the hearing on the motions scheduled for July 9, 2026, and marking the motions as under submission. A ruling on the motions is still pending. On October 2, 2026, the Court issued an order directing the parties to meet and confer about a proposed case schedule and to appear on November 12, 2026 for an initial scheduling conference with the Court.
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
On April 21, 2026, Plaintiffs filed a renewed motion for class certification proposing a class-period end date of December 30, 2022 (the close of fact discovery). On May 12, 2026, BlueTriton Brands responded, arguing that the class period should end on August 15, 2017 (the complaint filing date), and moved for leave to further supplement the class-certification record. The same day, the parties filed a joint notice identifying the remaining claims and advising the Court that they had scheduled mediation for September 3, 2026 before a private mediator. Plaintiffs filed a reply in support of the renewed class certification motion on May 26, 2026, and a response to BlueTriton Brands' motion for leave on June 2, 2026. On September 3, 2026, the parties participated in a private mediation, which did not result in a settlement. The parties agreed to participate in a second private mediation session on November 19, 2026. The Court has not yet ruled on Plaintiffs’ renewed motion for class certification or BlueTriton Brands’ motion for leave.
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
Letters of Credit
As of September 30, 2026, the Company had $163.4 million of letters of credit outstanding.
Tornado Damage
During the second quarter of 2025, one of the Company's warehouses experienced damage from a tornado. During the three and nine months ended September 30, 2025, the Company incurred $4.7 million and $19.8 million, respectively, of incremental costs recorded within Cost of sales on the Condensed Consolidated Statement of Operations. During both the three and nine months ended September 30, 2025, the Company received $10.0 million of insurance proceeds related to these costs which were recorded within Cost of sales on the Condensed Consolidated Statement of Operations and included within Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
During the three and nine months ended September 30, 2025, the Company incurred $22.3 million and $33.8 million, respectively, of capital related costs. During the three and nine months ended September 30, 2025, the Company received $10.0 million and $20.0 million, respectively, of insurance proceeds related to these costs recorded within Other (income)

expense, net on the Condensed Consolidated Statement of Operations and included within Cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE 15—RELATED PARTY TRANSACTIONS
For the three and nine months ended September 30, 2026, the Company purchased $11.9 million and $29.1 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2025, the Company purchased $11.2 million and $28.3 million, respectively, of raw materials used in the production process from a related party, which were recorded as a component of Cost of sales in the Condensed Consolidated Statement of Operations. As of September 30, 2026 and December 31, 2025, the Company recorded an associated payable of $4.3 million and $2.5 million, respectively, related to the unpaid portion of these purchases.
Substantially concurrently with the March 2025 Offering, May 2025 Offering, and August 2026 Offering, the Company completed the share repurchases as detailed in Note 5 - "Stockholders' Equity".
NOTE 16—SUBSEQUENT EVENTS
On November 3, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on December 4, 2026 to stockholders of record at the close of business on November 24, 2026.
On November 3, 2026, the Board of Directors approved a new share repurchase program of $300.0 million of the Company's outstanding Class A common stock, replacing the existing Share Repurchase Program and the remaining $40.8 million of authorization as of September 30, 2026 under the existing program.

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
General Economic Conditions and Other Factors
Our operations and supplier relationships expose us to risks associated with disruptions to global supply chains, fluctuations in freight markets, and tariffs, which are likely to continue to create challenging conditions for our business through increased costs, lower consumer spending, volatility in financial markets and other impacts. In addition, the ongoing conflict in Iran and broader geopolitical instability in the Middle East may further disrupt global supply chains, increase energy and commodity costs, and contribute to market volatility. While we have taken steps to minimize these impacts, global supply chain disruption may deteriorate, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Non-GAAP Financial Measures
We present certain non-GAAP measures in this Form 10-Q, including Adjusted EBITDA and measures derived therefrom, which are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest and financing expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted for acquisition, integration and restructuring expenses, stock-based compensation costs, unrealized loss (gain) on foreign exchange and commodity forwards, loss on disposal of property, plant and equipment, net, loss on modification and extinguishment of debt, purchase accounting adjustments, and other adjustments, net. This is an important metric that management uses as an analytical indicator to evaluate our performance, allocate resources, and measure leverage. We believe that Adjusted EBITDA is a useful metric for management, investors, and analysts because it excludes certain items that can vary widely across different industries or among companies within the same industry, and it removes the impact of items that we do not believe are indicative of our core operating performance. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies, and we believe these adjustments allow for consistent comparison of our operating results over time and relative to our peers.
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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net income from continuing operations	$124.5	$40.5	$221.0	$105.7
Interest and financing expense, net	79.9	83.1	239.5	247.1
Provision for income taxes	46.2	26.4	87.6	60.4
Depreciation and amortization	146.3	163.1	429.5	437.0
EBITDA	$396.9	$313.1	$977.6	$850.2
Acquisition, integration and restructuring expenses[1,2]	23.7	88.2	91.2	200.8
Stock-based compensation costs	8.7	11.9	29.7	36.8
Unrealized (gain) loss on foreign exchange and commodity forwards, net	(26.1)	1.7	(39.7)	1.7
Loss on disposal of property, plant and equipment, net	3.8	5.0	14.0	8.4
Loss on modification and extinguishment of debt	—	—	17.7	18.6
Purchase accounting adjustments	—	—	—	1.2
Other adjustments, net	4.0	(15.4)	11.5	(5.0)
Adjusted EBITDA	$411.0	$404.5	$1,102.0	$1,112.7
______________________
1 Amounts include labor-related costs.
2 Amounts include the integration-related costs recorded within Cost of sales as disclosed in Note 9 - "Acquisition, integration and restructuring expenses".

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2026	% of Net Sales	2025	% of Net Sales	$ Variance	% Change
Net sales	$1,821.0	100.0%	$1,766.1	100.0%	$54.9	3.1%
Cost of sales	1,267.1	69.6%	1,237.9	70.1%	29.2	2.4%
Gross profit	553.9	30.4%	528.2	29.9%	25.7	4.9%
Selling, general and administrative expenses	316.3	17.4%	343.0	19.4%	(26.7)	(7.8)%
Acquisition, integration and restructuring expenses	16.7	0.9%	44.2	2.5%	(27.5)	(62.2)%
Other operating income, net	(28.0)	(1.5)%	(5.4)	(0.3)%	(22.6)	NM
Operating income	248.9	13.7%	146.4	8.3%	102.5	70.0%
Other income, net	(1.7)	(0.1)%	(3.6)	(0.2)%	1.9	(52.8)%
Interest and financing expense, net	79.9	4.4%	83.1	4.7%	(3.2)	(3.9)%
Income from continuing operations before income taxes	170.7	9.4%	66.9	3.8%	103.8	NM
Provision for income taxes	46.2	2.5%	26.4	1.5%	19.8	75.0%
Net income from continuing operations	$124.5	6.8%	$40.5	2.3%	$84.0	NM
______________________
NM is defined as not meaningful.

The following table sets forth our consolidated Net sales by water type:

	Three Months Ended September 30,
($ in millions)	2026	2025	$ Variance	% Change
Regional spring water	$911.5	$885.6	$25.9	2.9%
Purified water	573.6	557.5	16.1	2.9%
Premium water	122.1	98.2	23.9	24.3%
Other water	31.8	33.0	(1.2)	(3.6)%
Other	182.0	191.8	(9.8)	(5.1)%
Total net sales	$1,821.0	$1,766.1	$54.9	3.1%
Net Sales
During the three months ended September 30, 2026, net sales were $1,821.0 million, an increase of $54.9 million, or 3.1%, as compared to the three months ended September 30, 2025, primarily due to an increase in sales attributable to regional spring water of $25.9 million and our premium brands of $23.9 million in the current year period.
Cost of Sales
Cost of sales consists primarily of manufacturing, shipping and logistics, storage and handling, personnel costs and allocated facilities and overhead costs associated with products sold. Manufacturing costs consist primarily of raw materials, packaging costs, labor and utilities to convert raw materials into finished products.
During the three months ended September 30, 2026, cost of sales was $1,267.1 million, an increase of $29.2 million, or 2.4%, as compared to the three months ended September 30, 2025, primarily due to increased transportation related costs of $39.1 million, and increased materials costs of $13.0 million, partially offset by a decrease of $37.0 million related to lower non-recurring integration related costs incurred in the current year period.
Gross Profit and Gross Margin
During the three months ended September 30, 2026, gross profit was $553.9 million, an increase of $25.7 million, or 4.9%, as compared to the three months ended September 30, 2025, and gross margin as a percentage of net sales was 30.4%, as compared to 29.9% during the three months ended September 30, 2025, primarily driven by the factors discussed above.
Selling, General and Administrative Expenses
Costs recorded in selling, general and administrative expenses include product marketing and advertising expenses, selling costs, including commissions, information technology (“IT”) and all other costs associated with corporate functions, oversight and support.
During the three months ended September 30, 2026, selling, general and administrative expenses were $316.3 million, a decrease of $26.7 million, or 7.8%, as compared to the three months ended September 30, 2025, primarily due to a decrease in marketing costs of $7.5 million and a decrease in depreciation and amortization of $23.1 million primarily related to the amortization of definite lived intangibles in the prior year period not recurring in the current year period.
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
During the three months ended September 30, 2026, acquisition, integration and restructuring expenses were $16.7 million, a decrease of $27.5 million, as compared to the three months ended September 30, 2025, primarily due to lower integration costs as integration efforts begin to wind down as well as net restructuring gains in the current year period.
Other Operating Income, Net
Other operating income, net, includes primarily unrealized foreign exchange (gains) losses, unrealized mark-to-market adjustments for commodity forwards and other infrequent income or charges.
During the three months ended September 30, 2026, other operating income, net was $28.0 million, compared to $5.4 million during the three months ended September 30, 2025. This change is primarily due to unrealized gains on commodity forwards of $27.6 million during the current year period compared to unrealized gains on commodity forwards of $1.8 million during the prior year period.
Other Income, Net
Other income, net, includes primarily amortization of forward points and unrealized mark-to-market adjustments for foreign exchange forward contracts as well as other infrequent non-operating income or charges.
Other income, net during the three months ended September 30, 2026 was $1.7 million, which remained relatively consistent compared to $3.6 million during the three months ended September 30, 2025.
Interest and Financing Expense, Net
Interest and financing expense, net, primarily relates to interest expense on our debt and finance leases, revolver commitment fees and costs associated with our debt, partially offset by interest income earned on cash and cash equivalents, including restricted cash.
During the three months ended September 30, 2026, interest and financing expense, net, was $79.9 million, which remained relatively consistent with a decrease of $3.2 million, or 3.9%, as compared to the three months ended September 30, 2025.
Provision for Income Taxes
Income tax expense was $46.2 million for the three months ended September 30, 2026 compared to $26.4 million for the three months ended September 30, 2025. The effective tax rate was 27.1% for the three months ended September 30, 2026 compared to 39.5% for the three months ended September 30, 2025.
The effective tax rate for the three months ended September 30, 2026 decreased from the effective tax rate for the three months ended September 30, 2025 due primarily to a decrease in non-deductible expenses for which we have not recognized a tax benefit. The effective tax rate for the three months ended September 30, 2026 differs from the U.S. statutory rate primarily due to non-deductible expenses for which we have not recognized a tax benefit.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Consolidated Results
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2026	% of Net Sales	2025	% of Net Sales	$ Variance	% Change
Net sales	$5,243.3	100.0%	$5,109.9	100.0%	$133.4	2.6%
Cost of sales	3,675.8	70.1%	3,519.8	68.9%	156.0	4.4%
Gross profit	1,567.5	29.9%	1,590.1	31.1%	(22.6)	(1.4)%
Selling, general and administrative expenses	998.5	19.0%	1,049.4	20.5%	(50.9)	(4.9)%
Acquisition, integration and restructuring expenses	47.5	0.9%	133.7	2.6%	(86.2)	(64.5)%
Other operating income, net	(45.7)	(0.9)%	(5.4)	(0.1)%	(40.3)	NM
Operating income	567.2	10.8%	412.4	8.1%	154.8	37.5%
Other expense (income), net	1.4	—%	(19.4)	(0.4)%	20.8	NM
Loss on modification and extinguishment of debt	17.7	0.3%	18.6	0.4%	(0.9)	(4.8)%
Interest and financing expense, net	239.5	4.6%	247.1	4.8%	(7.6)	(3.1)%
Income from continuing operations before income taxes	308.6	5.9%	166.1	3.3%	142.5	85.8%
Provision for income taxes	87.6	1.7%	60.4	1.2%	27.2	45.0%
Net income from continuing operations	$221.0	4.2%	$105.7	2.1%	$115.3	NM
______________________
NM is defined as not meaningful.

The following table sets forth our consolidated Net sales by water type:

	Nine Months Ended September 30,
($ in millions)	2026	2025	$ Variance	% Change
Regional spring water	$2,623.7	$2,554.8	$68.9	2.7%
Purified water	1,640.9	1,617.5	23.4	1.4%
Premium water	341.8	259.6	82.2	31.7%
Other water	94.1	103.0	(8.9)	(8.6)%
Other	542.8	575.0	(32.2)	(5.6)%
Total net sales	$5,243.3	$5,109.9	$133.4	2.6%
Net Sales
During the nine months ended September 30, 2026, net sales were $5,243.3 million, an increase of $133.4 million, or 2.6%, as compared to the nine months ended September 30, 2025, primarily due to an increase in sales attributable to our premium brands of $82.2 million and regional spring water of $68.9 million, partially offset by a decrease of $21.7 million related to the exited US office coffee services business.
Cost of Sales
During the nine months ended September 30, 2026, cost of sales was $3,675.8 million, an increase of $156.0 million, or 4.4%, as compared to the nine months ended September 30, 2025. The increase in costs was primarily due to increased transportation related costs of $105.9 million, increased materials costs of $33.0 million, and increased depreciation and amortization of $26.1 million, partially offset by a decrease in non-recurring integration related costs incurred in the current year period of $23.4 million and a decrease of $18.7 million related to the exited US office coffee services business.
Gross Profit and Gross Margin
During the nine months ended September 30, 2026, gross profit was $1,567.5 million, a decrease of $22.6 million, or 1.4%, as compared to the nine months ended September 30, 2025, and gross margin as a percentage of net sales was 29.9%, as compared to 31.1% during the nine months ended September 30, 2025, primarily driven by the factors discussed above.

Selling, General and Administrative Expenses
During the nine months ended September 30, 2026, selling, general and administrative expenses were $998.5 million, a decrease of $50.9 million, or 4.9%, as compared to the nine months ended September 30, 2025, primarily due to a decrease in marketing costs of $25.8 million and a decrease in depreciation and amortization of $33.6 million primarily related to the amortization of definite lived intangibles in the prior year period not recurring in the current year period.
Acquisition, Integration and Restructuring Expenses
During the nine months ended September 30, 2026, acquisition, integration and restructuring expenses were $47.5 million, a decrease of $86.2 million, as compared to the nine months ended September 30, 2025, primarily due to lower integration costs as integration efforts begin to wind down as well as net restructuring gains in the current year period.
Other Operating Income, Net
During the nine months ended September 30, 2026, other operating income, net was $45.7 million, compared to $5.4 million during the nine months ended September 30, 2025. This change is primarily due to unrealized gains on commodity forwards of $46.5 million during the nine months ended September 30, 2026 compared to unrealized gains on commodity forwards of $3.8 million in the prior year period.

Other Expense (Income), Net
During the nine months ended September 30, 2026, other expense, net was $1.4 million, compared to other income, net of $19.4 million during the nine months ended September 30, 2025. This change is primarily due to insurance proceeds received in the prior year period to repair infrastructure on a warehouse in Texas damaged by a tornado.
Loss on Modification and Extinguishment of Debt
During the nine months ended September 30, 2026, the loss on modification and extinguishment of debt was $17.7 million related to the refinancing of our then-existing Term Loans (as defined below), compared to $18.6 million during the nine months ended September 30, 2025 related to the debt refinancing consummated in the prior year period.
Interest and Financing Expense, Net
During the nine months ended September 30, 2026, interest and financing expense, net, was $239.5 million, which remained relatively consistent with a decrease of $7.6 million, or 3.1%, as compared to the nine months ended September 30, 2025.
Provision for Income Tax
During the nine months ended September 30, 2026, income tax expense was $87.6 million compared to $60.4 million during the nine months ended September 30, 2025. The effective tax rate was 28.4% during the nine months ended September 30, 2026, compared to 36.4% during the nine months ended September 30, 2025.
The effective tax rate for the nine months ended September 30, 2026 decreased from the effective tax rate from the nine months ended September 30, 2025 due primarily to a decrease in non-deductible expenses for which we have not recognized a tax benefit. The effective tax rate for the nine months ended September 30, 2026 differs from the U.S. statutory rate primarily due to non-deductible expenses for which we have not recognized a tax benefit.
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
As of September 30, 2026, we had $477.4 million of cash on hand (of which $0.2 million is restricted). We had access to $750.0 million of revolving loan commitments (without giving effect to $163.4 million of outstanding letters of credit) under the Revolving Credit Facility. We, or our affiliates, may from time to time seek to repurchase or retire outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Any future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material.
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
In connection with the Fifth Amendment, we assessed the refinancing on a lender-by-lender basis which was accounted for as a combination of debt modification and extinguishment. We recorded an unamortized debt discount of $15.5 million and unamortized debt issuance costs of $2.8 million which, along with the existing unamortized debt discount and debt issuance costs, are being amortized over the remaining term using the effective interest method. The write-off of unamortized debt issuance costs and unamortized debt discount, together with fees expensed in connection with the modification, resulted in a loss of nil and $17.7 million, respectively, recorded in Loss on modification and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs and discount related to the Term Loans were $47.3 million and $39.4 million, respectively.
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
The Company was in compliance with all covenants under the agreements governing its indebtedness as of September 30, 2026.
Credit Ratings
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.
As of September 30, 2026, our credit ratings were as follows:

Credit Ratings
	Moody’s	Standard and Poor’s
Corporate / Family	B1	BB-
Senior Secured	Ba3	BB
Senior Unsecured	B3	B
Outlook	Positive	Neutral
Any downgrade of our credit ratings by either Moody’s or Standard and Poor's could increase our future borrowing costs or impair our ability to access the capital markets on terms commercially acceptable to us or at all.
Foreign Exchange Forward Contracts
We use foreign exchange forward contracts to manage the foreign exchange risk associated with the principal balance of our €441.9 million 3.875% Senior Secured Notes due October 31, 2028 and €8.1 million non-tendered 3.875% Senior Notes (collectively, the "Euro Notes"). Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price and are traded over-the-counter.

As part of the Transaction, we acquired foreign exchange forward contracts with a combined notional amount of €450.0 million and a maturity date of October 31, 2025 (the "2024 FX Forwards").
On August 6, 2025, we net settled the 2024 FX Forwards and simultaneously entered into new foreign exchange contracts with a combined notional amount of €450.0 million ($510.6 million at exchange rates in effect on September 30, 2026) and a maturity date of November 1, 2027 to hedge the foreign exchange risk associated with the Euro Notes.
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
During the three and nine months ended September 30, 2026, we repurchased 942,829 and 3,189,947 shares, respectively, of our Class A common stock for an aggregate purchase price of approximately $22.1 million and $66.6 million, respectively, including commissions paid to brokers, through open market transactions and a discretionary repurchase as part of the August 2026 Offering (defined and detailed below) under the Share Repurchase Program.
During the three and nine months ended September 30, 2025, we repurchased 3,011,204 shares of our Class A common stock for an aggregate purchase price of approximately $73.2 million, including commissions paid to brokers, through open market transactions under the Share Repurchase Program.
Repurchased shares were subsequently retired. Please refer to the table in Part II, Item 2 of this Form 10-Q.
We are unable to predict the number of shares of Class A common stock that ultimately will be repurchased under the current Share Repurchase Program, or the aggregate dollar amount of shares of Class A common stock to be purchased in future periods. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.
Share Repurchases
On August 5, 2026, we entered into a stock purchase agreement (the "August 2026 Stock Purchase Agreement") with one of our stockholders (the "Selling Stockholder"), which is an affiliate of One Rock Capital Partners, LLC. Pursuant to the August 2026 Stock Purchase Agreement, we agreed to repurchase 410,340 shares of Class A common stock from the Selling Stockholder at a price per share equal to the price paid by the underwriters in the August 2026 Offering (as defined below). The share repurchase closed concurrently with the August 2026 Offering on August 7, 2026 for an aggregate purchase price of approximately $10.0 million. We funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On August 6, 2026, we entered into an underwriting agreement with the Selling Stockholder and Morgan Stanley & Co. LLC, as underwriter, in connection with the underwritten secondary offering by the Selling Stockholder of 20,000,000 shares of Class A common stock at a price of $24.37 per share (the "August 2026 Offering"). The August 2026 Offering closed on August 7, 2026. The Selling Stockholder received all of the proceeds from the August 2026 Offering. No shares were sold by us.
On March 10, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Triton Water Parent Holdings, LP and its affiliates (the “Sponsor Stockholder”) and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten secondary offering by the Sponsor Stockholder of 51,750,000 shares of our Class A common stock, which included the full exercise by the Underwriters of their option to purchase up to 6,750,000 additional shares of Class A common stock, at an offering price of $29.50 per share (the "March 2025 Offering"). The March 2025 Offering closed on

March 12, 2025. The Sponsor Stockholder received all of the net proceeds from the March 2025 Offering. No shares were sold by us. Following the March 2025 Offering, we were no longer considered a controlled company.
Pursuant to the Underwriting Agreement, we agreed to purchase 4,000,000 shares of our Class A common stock for approximately $114.1 million from the Underwriters at a price per share equal to the price paid by the Underwriters to the Sponsor Stockholder in the March 2025 Offering (the "March Share Repurchase"). We funded the March Share Repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On May 7, 2025, we entered into a stock purchase agreement (the "May 2025 Stock Purchase Agreement") with the Sponsor Stockholder and Triton Water Equity Holdings, LP, a Delaware limited partnership (“Triton Water Equity Holdings”). Pursuant to the May 2025 Stock Purchase Agreement, we agreed to repurchase 3,157,562 shares of Class A common stock from the Sponsor Stockholder and Triton Water Equity Holdings at a price per share equal to the price paid by the underwriters in the May 2025 Offering (as defined below). The share repurchase closed concurrently with the May 2025 Offering on May 12, 2025 for an aggregate purchase price of approximately $100.0 million. We funded the share repurchase with cash on hand and the repurchased shares of Class A common stock are no longer outstanding.
On May 8, 2025, we entered into an underwriting agreement with the Sponsor Stockholder, Triton Water Equity Holdings and BofA Securities, Inc. and Morgan Stanley & Co. LLC, as underwriters, in connection with the underwritten secondary offering by the Sponsor Stockholder and Triton Water Equity Holdings of 47,500,000 shares of Class A common stock at a price of $31.67 per share (the "May 2025 Offering"). The May 2025 Offering closed on May 12, 2025. The Sponsor Stockholder and Triton Water Equity Holdings received all of the proceeds from the May 2025 Offering. No shares were sold by us.
Tax Withholding
During the three and nine months ended September 30, 2026, 10,991 and 206,137 shares of our Class A common stock were withheld from delivery to our employees to satisfy their tax obligations related to the vesting of equity-based awards. Please refer to Part II, Item 2 of this Form 10-Q.
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
On July 28, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, paid in cash on September 8, 2026 to stockholders of record at the close of business on August 24, 2026.
On November 3, 2026, the Board of Directors declared a dividend of $0.12 per share on the outstanding Class A common stock of the Company, payable in cash on December 4, 2026 to stockholders of record at the close of business on November 24, 2026.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in millions) as reported in our Condensed Consolidated Statements of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net cash provided by operating activities of continuing operations	$293.6	$283.4	$625.3	$477.2
Net cash used in investing activities of continuing operations	(99.8)	(144.1)	(294.7)	(217.9)
Net cash used in financing activities of continuing operations	(83.1)	(128.2)	(229.2)	(463.0)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	6.5	—	8.8
Net cash used in investing activities from discontinued operations	—	(0.5)	—	(1.8)
Net cash used in financing activities from discontinued operations	—	(5.3)	—	(1.9)
Effect of exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.6)	(0.9)	1.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$110.6	$11.2	$100.5	$(197.1)
Cash and cash equivalents and restricted cash, beginning of period	366.8	412.4	376.9	620.7
Cash and cash equivalents and restricted cash, end of period	$477.4	$423.6	$477.4	$423.6
Cash and cash equivalents and restricted cash of discontinued operations, end of period	—	0.9	—	0.9
Cash and cash equivalents and restricted cash of continuing operations, end of period	$477.4	$422.7	$477.4	$422.7
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net cash provided by operating activities of continuing operations was $625.3 million for the nine months ended September 30, 2026 as compared to $477.2 million for the nine months ended September 30, 2025. The $148.1 million increase was due primarily to improved earnings, excluding non-cash charges, of $80.1 million, as well as an increase in cash provided by trade payables and accrued liabilities of $141.1 million, partially offset by an increase in cash used by prepaid and other current and non current assets of $29.3 million, trade receivables of $30.1 million, and inventories of $13.7 million.
Net cash used in investing activities of continuing operations was $294.7 million for the nine months ended September 30, 2026, compared to $217.9 million for the nine months ended September 30, 2025. The increase in use of $76.8 million was due primarily to increased additions to property, plant and equipment and intangible assets of $31.9 million, increased acquisition-related activity of $19.0 million, $56.9 million of proceeds received in the prior year not recurring in the current year from the sale of the production facility in Ontario, Canada and assets sold related to our US office coffee services business, and $20.0 million of proceeds received in the prior year not recurring in the current year from insurance settlements, partially offset by $36.1 million of proceeds received from the sale of facilities within held for sale.
Net cash used in financing activities of continuing operations for the nine months ended September 30, 2026 was $229.2 million, compared to $463.0 million for the nine months ended September 30, 2025. The decrease in cash used of $233.8 million was due primarily to a decrease in Class A common stock repurchased and cancelled as a result of the share repurchases made in conjunction with the March 2025 Offering and May 2025 Offering of $214.1 million in the prior year not recurring in the current year.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 - "Summary of Significant Accounting Policies" in the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

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
For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our 2025 Annual Report. As of September 30, 2026, we have no material changes to this information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. See Note 14 - "Commitments and Contingencies" in this Form 10-Q for information regarding material pending legal proceedings, including any proceeding in which a government authority is a party and that arises under any federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment where we believe that such proceedings, individually or in the aggregate, will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or are otherwise material to our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors since December 31, 2025. Please refer to our 2025 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Report of Offering of Securities and Use of Proceeds Therefrom
On August 7, 2026, we completed a secondary offering of our Class A common stock pursuant to which, Triton Water Equity Holdings, which is an affiliate of One Rock Capital Partners, LLC, sold 20,000,000 shares of Class A common stock at a price of $24.37 per share for an aggregate public offering price of approximately $487.4 million (the "August 2026 Offering"). Morgan Stanley & Co. LLC acted as the lead book-running manager for the August 2026 Offering. The Company did not receive any proceeds from the sale of shares of Class A common stock by Triton Water Equity Holdings.
The August 2026 Offering was made pursuant to a prospectus supplement, dated August 6, 2026, to the prospectus dated December 4, 2025, which forms part of the Company’s post-effective amendment on Form S-3.
In the August 2026 Offering, Triton Water Equity Holdings paid any underwriting fees, discounts, and selling commissions incurred by such holder in disposing of its shares of Class A common stock, and we bore all other costs, fees, and expenses incurred in effecting the registration of such securities covered by the prospectus, including, without limitation, all registration and filing fees, NYSE listing fees, and fees and expenses of our counsel and our independent registered public accountants. From August 5, 2026 through September 30, 2026, third party fees incurred by the Company associated with the August 2026 Offering were approximately $0.4 million.
Share Repurchase Program
On August 6, 2025, our Board of Directors approved a share repurchase program of $250.0 million of our outstanding Class A common stock (the “Share Repurchase Program”). On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million. Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of capital. During the three months ended September 30, 2026, we repurchased 942,829 shares of our Class A common stock for an aggregate purchase price of approximately $22.1 million, including commissions paid to brokers, through open market transactions and a discretionary repurchase under the Share Repurchase Program.

Information regarding purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended September 30, 2026 is provided below:

	Total Number of Shares of Class A Common Stock Purchased [3]	Average Price Paid per Share of Class A Common Stock [1]	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs [2]
July 1, 2026 - July 31, 2026	229,241	23.99	229,241	57,347,270
August 1, 2026 - August 31, 2026	596,551	24.05	512,551	44,997,427
September 1, 2026 - September 30, 2026	201,037	20.89	201,037	40,797,629
Total	1,026,829
1 The average price per share of Class A common stock repurchased under the Share Repurchase Program does not include commissions paid to brokers.
2 Reflects the Share Repurchase Program, which was publicly announced on August 7, 2025 and authorizes the Company, to repurchase up to $250.0 million of our Class A common stock. On November 9, 2025, the Board of Directors approved an increase of $50.0 million to the Share Repurchase Program, bringing the total authorization under the program to $300.0 million of our Class A common stock. On November 3, 2026, the Board of Directors approved a new share repurchase program of $300.0 million of the Company's outstanding Class A common stock ("New Share Repurchase Program"), replacing the existing Share Repurchase Program and the remaining $40.8 million of authorization as of September 30, 2026 under the existing program. The New Share Repurchase Program will expire when all of the available allotted funds under the Share Repurchase Program are depleted.
3 Inclusive of 84,000 shares purchased by affiliated purchasers through open market transactions during the quarter ended September 30, 2026. These transactions were not conducted under the Share Repurchase Program.
Tax Withholding
During the three months ended September 30, 2026, we withheld 10,991 shares of Class A common stock at an average price of $24.53 per share, from delivery to our employees to satisfy their tax obligations related to the vesting or exercise of equity-based awards.
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
None.
(c) Securities trading arrangements.

During the three months ended September 30, 2026, none of the Company's directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit No.	Filing Date	File No.
2.1 (1)	Arrangement Agreement and Plan of Merger.	8-K	2.1	6/18/2024	001-31410
2.2 (1)	Amendment No. 1 to Arrangement Agreement and Plan of Merger.	8-K	2.1	10/4/2024	001-31410
3.1	Amended and Restated Certificate of Incorporation of Primo Brands Corporation.	8-K 12G3/A	3.1	11/12/2024	000-56706
3.2	Amended and Restated Bylaws of Primo Brands Corporation.	8-K 12G3/A	3.2	11/12/2024	000-56706
10.1 (1)(2)	Separation Agreement with Robert Austin, dated July 1, 2026.	10-Q	10.1	8/5/2026	001-42404
10.2	Stock Purchase Agreement, dated August 5, 2026, between the Company and Triton Water Equity Holdings, LP	8-K	10.1	8/10/2026	001-42404
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Instance Extension Schema					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					***
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.					***
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

PRIMO BRANDS CORPORATION

November 5, 2026	By:	/s/ David Hass
	Name:	David Hass
	Title:	Chief Financial Officer
(On behalf of the Company)

November 5, 2026	By:	/s/ Jason Ausher
	Name:	Jason Ausher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)